Form 10-Q
period 2022-09-30
NATIONAL HEALTHCARE CORP
filed 2022-11-03
CIK 1047335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

15,344,103 shares of common stock of the registrant were outstanding as of November 1, 2022.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

Revenues and grant income:
Net patient revenues	$260,247	$254,817	$776,661	$708,648
Other revenues	10,596	11,491	33,584	33,916
Government stimulus income	-	10,429	10,940	48,304
Net operating revenues and grant income	270,843	276,737	821,185	790,868

Cost and expenses:
Salaries, wages, and benefits	173,198	170,235	518,828	483,263
Other operating	72,883	73,109	218,279	204,211
Facility rent	10,294	10,204	30,770	30,437
Depreciation and amortization	10,253	10,229	30,011	30,521
Interest	137	198	451	657
Total costs and expenses	266,765	263,975	798,339	749,089

Income from operations	4,078	12,762	22,846	41,779

Other income:
Non–operating income	2,731	3,399	8,451	15,245
Gain on acquisition of equity method investment	-	-	-	95,202
Unrealized losses on marketable equity securities	(11,056)	(23,797)	(11,479)	(23,227)

Income/(loss) before income taxes	(4,247)	(7,636)	19,818	128,999
Income tax (provision)/benefit	1,140	4,090	(5,415)	(5,907)
Net income/(loss)	(3,107)	(3,546)	14,403	123,092
Net (income)/loss attributable to noncontrolling interest	678	198	1,689	(290)

Net income/(loss) attributable to National HealthCare Corporation	$(2,429)	$(3,348)	$16,092	$122,802

Earnings/(loss) per share attributable to National HealthCare Corporation stockholders:
Basic	$(0.16)	$(0.22)	$1.04	$8.00
Diluted	$(0.16)	$(0.22)	$1.04	$7.97

Weighted average common shares outstanding:
Basic	15,445,569	15,364,043	15,438,375	15,347,042
Diluted	15,445,569	15,364,043	15,477,103	15,414,683

Dividends declared per common share	$0.57	$0.52	$1.69	$1.56

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income/(Loss)

(unaudited – in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

Net income/(loss)	$(3,107)	$(3,546)	$14,403	$123,092

Other comprehensive loss:
Unrealized losses on investments in marketable debt securities	(3,979)	(658)	(13,985)	(2,691)
Reclassification adjustment for realized gains on sales of marketable debt securities	-	(2)	(122)	(214)
Income tax benefit related to items of other comprehensive income	539	138	2,079	614
Other comprehensive loss, net of tax	(3,440)	(522)	(12,028)	(2,291)

Net (income)/loss attributable to noncontrolling interest	678	198	1,689	(290)

Comprehensive income/(loss) attributable to National HealthCare Corporation	$(5,869)	$(3,870)	$4,064	$120,511

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2022	December 31, 2021
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$44,515	$107,607
Restricted cash and cash equivalents, current portion	25,838	10,407
Marketable equity securities	107,655	113,108
Marketable debt securities	24,559	35,310
Restricted marketable equity securities	20,341	26,958
Restricted marketable debt securities, current portion	5,014	20,727
Accounts receivable	99,003	96,124
Inventories	7,298	8,582
Prepaid expenses and other assets	10,306	7,815
Total current assets	344,529	426,638

Property and Equipment:
Property and equipment, at cost	1,076,116	1,064,337
Accumulated depreciation and amortization	(564,743)	(543,341)
Net property and equipment	511,373	520,996

Other Assets:
Restricted cash and cash equivalents, less current portion	1,847	1,729
Restricted marketable debt securities, less current portion	118,858	116,063
Deposits and other assets	13,039	4,499
Operating lease right-of-use assets	126,499	156,116
Goodwill	168,295	168,295
Intangible assets	7,038	7,038
Notes receivable	2,000	-
Investments in unconsolidated companies	2,081	2,022
Total other assets	439,657	455,762
Total assets	$1,295,559	$1,403,396

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$19,443	$22,488
Finance lease obligations, current portion	4,911	4,695
Operating lease liabilities, current portion	28,611	27,574
Accrued payroll	77,342	106,698
Amounts due to third party payors	15,496	17,595
Accrued risk reserves, current portion	30,852	31,134
Other current liabilities	24,073	20,059
Provider relief funds	516	9,443
Contract liabilities	138	15,022
Dividends payable	8,774	8,493
Total current liabilities	210,156	263,201

Finance lease obligations, less current portion	2,134	5,845
Operating lease liabilities, less current portion	97,888	128,542
Accrued risk reserves, less current portion	72,858	66,914
Refundable entrance fees	6,171	7,011
Deferred income taxes	9,750	6,852
Other noncurrent liabilities	15,274	16,571
Total liabilities	414,231	494,936

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,393,103 and 15,452,033 shares, respectively, issued and outstanding	153	154
Capital in excess of par value	228,522	232,167
Retained earnings	659,059	669,078
Accumulated other comprehensive income/(loss)	(10,423)	1,605
Total National HealthCare Corporation stockholders’ equity	877,311	903,004
Noncontrolling interest	4,017	5,456
Total equity	881,328	908,460
Total liabilities and equity	$1,295,559	$1,403,396

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended September 30
	2022	2021
Cash Flows From Operating Activities:
Net income	$14,403	$123,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,011	30,521
Equity in earnings of unconsolidated investments	(498)	(5,320)
Distributions from unconsolidated investments	439	6,314
Unrealized losses on marketable equity securities	11,479	23,227
(Gains)/losses on sale of marketable securities	756	(941)
Gain on acquisition of equity method investment	-	(95,202)
Recovery of notes receivable	(3,728)	-
Deferred income taxes	4,977	(5,428)
Stock–based compensation	1,980	1,905
Changes in operating assets and liabilities:
Accounts receivable	(2,879)	1,195
Inventories	1,284	85
Prepaid expenses and other assets	(11,484)	(1,685)
Trade accounts payable	(3,045)	8,329
Accrued payroll	(29,356)	(3,480)
Amounts due to third party payors	(2,099)	100
Accrued risk reserves	5,662	4,287
Provider relief funds	(8,927)	(16,068)
Contract liabilities	(14,884)	(24,240)
Other current liabilities	4,014	2,110
Other noncurrent liabilities	(1,297)	(1,930)
Net cash provided by/(used in) operating activities	(3,192)	46,871
Cash Flows From Investing Activities:
Purchases of property and equipment	(24,563)	(25,774)
Acquisition of equity method investment, net of cash acquired	-	(28,713)
Investments in unconsolidated companies and notes receivable	(2,000)	(350)
Proceeds from the sale of property and equipment	4,175	-
Collections of notes receivable	4,181	8,620
Purchases of marketable securities	(28,717)	(95,749)
Proceeds from sale of marketable securities	38,114	89,129
Net cash used in investing activities	(8,810)	(52,837)
Cash Flows From Financing Activities:
Principal payments under finance lease obligations	(3,495)	(3,292)
Dividends paid to common stockholders	(25,830)	(24,010)
Noncontrolling interest contributions	250	-
Issuance of common shares	1,281	2,405
Repurchase of common shares	(6,907)	(278)
Entrance fee refunds	(840)	(594)
Net cash used in financing activities	(35,541)	(25,769)
Net Decrease in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	(47,543)	(31,735)
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	119,743	158,502
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$72,200	$126,767

Balance Sheet Classifications:
Cash and cash equivalents	$44,515	$112,462
Restricted cash and cash equivalents	27,685	14,305
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$72,200	$126,767

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

For the nine months ended September 30, 2022:

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2022	15,452,033	$154	$232,167	$669,078	$1,605	$5,456	$908,460
Net income	–	–	–	15,318	–	31	15,349
Contributions attributable to noncontrolling interest	–	–	–	–	–	250	250
Other comprehensive loss	–	–	–	–	(5,060)	–	(5,060)
Stock–based compensation	–	–	712	–	–	–	712
Shares sold – options exercised	21,463	–	–	–	–	–	–
Repurchase of common shares	(2,165)	–	(146)	–	–	–	(146)
Dividends declared to common stockholders ($0.55 per share)	–	–	–	(8,509)	–	–	(8,509)
Balance at March 31, 2022	15,471,331	$154	$232,733	$675,887	$(3,455)	$5,737	911,056
Net income/(loss)	–	–	–	3,203	–	(1,042)	2,161
Other comprehensive loss	–	–	–	–	(3,528)	–	(3,528)
Stock–based compensation	–	–	629	–	–	–	629
Shares sold – options exercised	16,554	–	1,120	–	–	–	1,120
Dividends declared to common stockholders ($0.57 per share)	–	–	–	(8,828)	–	–	(8,828)
Balance at June 30, 2022	15,487,885	154	234,482	670,262	(6,983)	4,695	902,610
Net loss				(2,429)		(678)	(3,107)
Other comprehensive loss					(3,440)		(3,440)
Stock–based compensation			639				639
Shares sold – options exercised	2,600		161				161
Repurchase of common shares	(97,382)	(1)	(6,760)				(6,761)
Dividends declared to common stockholders ($0.57 per share)				(8,774)			(8,774)
Balance at September 30, 2022	15,393,103	153	228,522	659,059	(10,423)	4,017	881,328

For the nine months ended September 30, 2021:

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income	Interest	Equity
Balance at January 1, 2021	15,369,745	$153	$226,943	$563,024	$5,057	$3,083	$798,260
Net income	–	–	–	21,267	–	41	21,308
Other comprehensive loss	–	–	–	–	(1,922)	–	(1,922)
Stock–based compensation	–	–	496	–	–	–	496
Shares sold – options exercised	24,331	1	326	–	–	–	327
Repurchase of common shares	(3,936)	–	(278)	–	–	–	(278)
Dividends declared to common stockholders ($0.52 per share)	–	–	–	(8,003)	–	–	(8,003)
Balance at March 31, 2021	15,390,140	$154	$227,487	$576,288	$3,135	$3,124	$810,188

Net income	–	–	–	104,883	–	447	105,330
Contributions attributable to noncontrolling interest	–	–	–	–	–	2,840	2,840
Other comprehensive income	–	–	–	–	153	–	153
Stock–based compensation	–	–	683	–	–	–	683
Shares sold – options exercised	33,100	–	2,078	–	–	–	2,078
Dividends declared to common stockholders ($0.52 per share)	–	–	–	(8,020)	–	–	(8,020)
Balance at June 30, 2021	15,423,240	$154	$230,248	$673,151	$3,288	$6,411	$913,252

Net loss	–	–	–	(3,348)	–	(198)	(3,546)
Other comprehensive loss	–	–	–	–	(522)	–	(522)
Stock–based compensation	–	–	726	–	–	–	726
Dividends declared to common stockholders ($0.52 per share)	–	–	–	(8,020)	–	–	(8,020)
Balance at September 30, 2021	15,423,240	$154	$230,974	$661,783	$2,766	$6,213	$901,890

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2022

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of September 30, 2022, we operate or manage, through certain affiliates, 68 skilled nursing facilities with a total of 8,726 licensed beds, 23 assisted living facilities, five independent living facilities, three behavioral health hospitals, 35 homecare agencies, and 29 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 8 states and are located primarily in the southeastern United States.

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

The Company determines the transaction price based on established billing rates reduced by explicit price concessions provided to third party payors. Explicit price concessions are based on contractual agreements and historical experience. The Company considers the patient's ability and intent to pay the amount of consideration upon admission. Credit losses are recorded as bad debt expense, which is included as a component of other operating expenses in the interim condensed consolidated statements of operations. Bad debt expense was $1,685,000 and $6,026,000 for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, bad debt expense was $1,452,000 and $3,473,000, respectively. As of September 30, 2022, and December 31, 2021, the Company has recorded allowance for doubtful accounts of $7,841,000 and $6,411,000, respectively, as our best estimate of expected losses inherent in the accounts receivable balance.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation, which were $6,050,000 and $16,636,000 for the three and nine months ended September 30, 2022. General and administrative costs were $5,361,000 and $15,615,000 for the three and nine months ended September 30, 2021, respectively.

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

Non-refundable fees are included as a component of the transaction price and are amortized into revenue over the actuarily determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are not included as part of the transaction price and are classified as noncurrent liabilities in our consolidated balance sheets.

We also annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded with a corresponding charge to income. As of September 30, 2022, and December 31, 2021, we have recorded a future service obligation liability in the amount of $2,338,000. This obligation is reflected within other noncurrent liabilities in the interim condensed consolidated balance sheets.

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

The Provider Relief Fund grants come with terms and condition certifications in which all providers are required to submit documents to ensure the funds are used for healthcare-related expenses or lost revenue attributable to COVID-19. The Company recorded $0 and $10,429,000 of government stimulus income from the Provider Relief Funds for the three months ended September 30, 2022 and 2021, respectively. The Company recorded $10,940,000 and $48,304,000 of government stimulus income from the Provider Relief Funds for the nine months ended September 30, 2022 and 2021, respectively. The grant income was determined on a systemic basis in line with the recognition of specific expenses and lost revenues for which the grants are intended to compensate. The Company’s assessment of whether the terms and conditions for amounts received have been met for income recognition and the Company’s related income calculation considered all frequently asked questions and other interpretive guidance issued to date by the U.S. Department of Health and Human Services (“HHS”).

Additionally, as part of the CARES Act, the legislation included an expansion of the Medicare Accelerated and Advance Payment Program. The expanded Medicare Accelerated and Advance Payment Program is a streamlined version of existing policy that allows the Medicare Administrative Contractors (“MAC’s”) to issue up to three months of advance Medicare payments to help increase cash flow and liquidity to Medicare Part A and Part B providers in certain circumstances that include national emergencies. In the second quarter of 2020, we received approximately $51,253,000 as part of this program. These funds are applied against claims for services provided to Medicare patients after approximately one year from the date we received the funds. During the first eleven months after repayment began, repayment occurs through an automatic recoupment of twenty-five percent of Medicare payments. During the succeeding nine months, repayment occurs through an automatic recoupment of fifty percent of Medicare payments. Any remaining balance that was not paid through the recoupment process within twenty-nine months of receipt of the funds will be required to be paid on-demand, subject to an interest rate of four percent. As of September 30, 2022 and December 31, 2021, $138,000 and $15,022,000, respectively, of the accelerated payments remain and are reflected within contract liabilities in the interim condensed consolidated balance sheet.

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

The CARES Act also temporarily permitted employers to defer the deposit and payment of the employer’s portion of the social security taxes (6.2% of employee wages) that otherwise would have been due between March 27, 2020 and December 31, 2020. The provision requires that the deferred taxes be paid over a two-year period with half the amount required to be paid by December 31, 2021, and the other half by December 31, 2022. At September 30, 2022 and December 31, 2021, we have deferred $10,545,000 of the Company’s share of the social security taxes included in the current liabilities section of the consolidated balance sheet.

We have also received supplemental Medicaid payments from many of the states in which we operate to help mitigate the incremental costs resulting from the COVID-19 public health emergency. We have recorded $4,773,000 and $5,053,000 in net patient revenues for these supplemental Medicaid payments for the three months ended September 30, 2022 and 2021, respectively. We have recorded $15,312,000 and $16,102,000 in net patient revenues for these supplemental Medicaid payments for the nine months ended September 30, 2022 and 2021, respectively.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Net patient revenues:
Inpatient services	$228,138	$222,884	$680,776	$644,986
Homecare and hospice	32,109	31,933	95,885	63,662
Total net patient revenue	$260,247	$254,817	$776,661	$708,648

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

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
Source	2022	2021	2022	2021
Medicare	37%	36%	37%	35%
Managed Care	9%	10%	10%	12%
Medicaid	29%	30%	28%	29%
Private Pay and Other	25%	24%	25%	24%
Total	100%	100%	100%	100%

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

Contract Liabilities

Included in the Company’s interim condensed consolidated balance sheets are contract liabilities, which represent payments the Company receives in advance of services provided. As of September 30, 2022 and December 31, 2021, the Company has recorded $138,000 and $15,022,000, respectively, in contract liabilities related to receipts from the Medicare Accelerated and Advance Payment Program.  Recoupment of the accelerated payments began in the second quarter of 2021.

A summary of the contract liabilities are as follows (in thousands):

Balance at December 31, 2021	$15,022
Payments received	-
Payments recouped	(14,884)
Balance at September 30, 2022	$138

Third Party Payors

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Noncompliance with such laws and regulations can be subject to regulatory actions including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are following all applicable laws and regulations.

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe that any differences between the net revenues recorded, and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $15,496,000 and $17,595,000 as of September 30, 2022 and December 31, 2021, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Rental income	$5,830	$5,792	$17,642	$16,954
Management and accounting services fees	3,922	4,244	11,993	12,703
Insurance services	1,015	1,291	3,497	3,832
Other	(171)	164	452	427
Total other revenues	$10,596	$11,491	$33,584	$33,916

Rental Income

The Company leases real estate assets consisting of skilled nursing facilities and assisted living facilities to third party operators. Additionally, we sublease four Florida skilled nursing facilities included in our lease from National Health Investors (“NHI”) as noted in Note 8 – Long Term Leases.

Management Fees from National Health Corporation

We manage five skilled nursing facilities owned by National Health Corporation (“National”). We recognized management fees and interest on management fees from these facilities of $1,029,000 and $970,000 for the three months ended September 30, 2022 and 2021, respectively. We recognized management fees and interest on management fees of $3,012,000 and $2,806,000 from these facilities for the nine months ended September 30, 2022 and 2021, respectively.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021 were $496,000 and $780,000, respectively. The premium revenues reflected in the interim condensed consolidated statements of operations for the nine months ended September 30, 2022 and 2021 were $1,939,000 and $2,298,000, respectively. Associated losses and expenses including those for self-insurance are included in the interim condensed consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021 were $519,000 and $511,000, respectively. The premium revenues reflected in the interim condensed consolidated statements of operations for the nine months ended September 30, 2022 and 2021 were $1,558,000 and $1,534,000, respectively. Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of operations as "Other operating costs and expenses".

Note 6 – Non–Operating Income

Non–operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on sales of marketable securities, and interest income (in thousands).

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Dividends and net realized gains and losses on sales of securities	$1,324	$2,365	$4,381	$6,242
Interest income	1,373	1,020	3,572	3,683
Equity in earnings of unconsolidated investments	34	14	498	5,320
Total non-operating income	$2,731	$3,399	$8,451	$15,245

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended September 30, 2022
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues and grant income:
Net patient revenues	$228,138	$32,109	$-	$260,247
Other revenues	(198)	-	10,794	10,596
Net operating revenues and grant income	227,940	32,109	10,794	270,843

Costs and expenses:
Salaries, wages, and benefits	144,047	19,581	9,570	173,198
Other operating	66,522	6,310	51	72,883
Rent	8,088	575	1,631	10,294
Depreciation and amortization	9,198	248	807	10,253
Interest	137	-	-	137
Total costs and expenses	227,992	26,714	12,059	266,765

Income/(loss) from operations	(52)	5,395	(1,265)	4,078
Non-operating income	-	-	2,731	2,731
Unrealized losses on marketable equity securities	-	-	(11,056)	(11,056)

Income/(loss) before income taxes	$(52)	$5,395	$(9,590)	$(4,247)

	Three Months Ended September 30, 2021
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$222,884	$31,933	$-	$254,817
Other revenues	128	-	11,363	11,491
Government stimulus income	10,429	-	-	10,429
Net operating revenues and grant income	233,441	31,933	11,363	276,737

Costs and expenses:
Salaries, wages, and benefits	141,318	18,771	10,146	170,235
Other operating	64,755	5,618	2,736	73,109
Rent	7,998	594	1,612	10,204
Depreciation and amortization	9,300	118	811	10,229
Interest	198	-	-	198
Total costs and expenses	223,569	25,101	15,305	263,975

Income/(loss) from operations	9,872	6,832	(3,942)	12,762
Non-operating income	-	-	3,399	3,399
Unrealized losses on marketable equity securities	-	-	(23,797)	(23,797)

Income/(loss) before income taxes	$9,872	$6,832	$(24,340)	$(7,636)

	Nine Months Ended September 30, 2022
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$680,776	$95,885	$-	$776,661
Other revenues	15	-	33,569	33,584
Government stimulus income	10,940	-	-	10,940
Net operating revenues and grant income	691,731	95,885	33,569	821,185

Costs and expenses:
Salaries, wages, and benefits	435,322	58,007	25,499	518,828
Other operating	192,791	19,848	5,640	218,279
Rent	24,498	1,759	4,513	30,770
Depreciation and amortization	27,120	472	2,419	30,011
Interest	451	-	-	451
Total costs and expenses	680,182	80,086	38,071	798,339

Income/(loss) from operations	11,549	15,799	(4,502)	22,846
Non-operating income	-	-	8,451	8,451
Unrealized losses on marketable equity securities	-	-	(11,479)	(11,479)

Income/(loss) before income taxes	$11,549	$15,799	$(7,530)	$19,818

	Nine Months Ended September 30, 2021
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues and grant income:
Net patient revenues	$644,986	$63,662	$-	$708,648
Other revenues	324	-	33,592	33,916
Government stimulus income	48,304	-	-	48,304
Net operating revenues and grant income	693,614	63,662	33,592	790,868

Costs and expenses:
Salaries, wages, and benefits	407,534	39,922	35,807	483,263
Other operating	185,860	10,291	8,060	204,211
Rent	24,129	1,478	4,830	30,437
Depreciation and amortization	27,790	299	2,432	30,521
Interest	657	-	-	657
Total costs and expenses	645,970	51,990	51,129	749,089

Income/(loss) from operations	47,644	11,672	(17,537)	41,779
Non-operating income	-	-	15,245	15,245
Gain on acquisition of equity method investment	-	-	95,202	95,202
Unrealized losses on marketable equity securities	-	-	(23,227)	(23,227)

Income before income taxes	$47,644	$11,672	$69,683	$128,999

Note 8 – Long-Term Leases

Operating Leases

At September 30, 2022, we lease from NHI the real property of 28 skilled nursing facilities, five assisted living centers and three independent living centers under one lease agreement. As part of the lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator. The lease includes base rent plus a percentage rent. The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Total facility rent expense to NHI was $9,478,000 and $9,026,000 for the three months ended September 30, 2022 and 2021, respectively. Total facility rent expense to NHI was $28,293,000 and $28,336,000 for the nine months ended September 30, 2022 and 2021, respectively.

On September 1, 2022, we transferred the operations of seven skilled nursing facilities located in Massachusetts and New Hampshire to a third-party operator. We leased the real property of these seven facilities from NHI. In conjunction with the transfer of the operations to a third party, we terminated our lease agreement for the seven skilled nursing facilities and amended our master lease agreement with NHI.  The amendment was accounted for as a lease modification under ASC 842, Leases. The base rent within the amended master lease agreement increased approximately $8,775,000 over the next four and one-third years.  Therefore, for the remainder of 2022 ( September- December), our base rent increased $875,000. The annual base rent in 2023 increased from $30,750,000 to $34,075,000, in 2024 from $30,750,000 to $32,625,000, in 2025 from $30,750,000 to $32,225,000, and in 2026 from $30,750,000 to $31,975,000.

Finance Leases

At September 30, 2022, we leased and operated three senior healthcare facilities in the state of Missouri under three separate lease agreements. Two of the healthcare facilities are skilled nursing facilities that also include assisted living facilities and the third healthcare facility is a memory care facility. Each of the leases is a ten-year lease with two five–year renewal options. Under the terms of the leases, base rent totals $5,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the 2014 base year.

Minimum Lease Payments

The following table summarizes the maturity of our finance and operating lease liabilities as of September 30, 2022 (in thousands):

	Finance Leases	Operating Leases
2023	$5,200	$35,950
2024	2,167	34,353
2025	-	33,278
2026	-	32,613
2027	-	8,148
Thereafter	-	-
Total minimum lease payments	7,367	144,342
Less: amounts representing interest	(322)	(17,843)
Present value of future minimum lease payments	7,045	126,499
Less: current portion	(4,911)	(28,611)
Noncurrent lease liabilities	$2,134	$97,888

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

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for share and per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Basic:
Weighted average common shares outstanding	15,445,569	15,364,043	15,438,375	15,347,042
Net income/(loss) attributable to National HealthCare Corporation	$(2,429)	$(3,348)	$16,092	$122,802
Earnings/(loss) per common share, basic	$(0.16)	$(0.22)	$1.04	$8.00

Diluted:
Weighted average common shares outstanding	15,445,569	15,364,043	15,438,375	15,347,042
Effects of dilutive instruments	-	-	38,728	67,641
Weighted average common shares outstanding	15,445,569	15,364,043	15,477,103	15,414,683

Net income/(loss) attributable to National HealthCare Corporation	$(2,429)	$(3,348)	$16,092	$122,802
Earnings/(loss) per common share, diluted	$(0.16)	$(0.22)	$1.04	$7.97

In the above table, options to purchase 389,781 and 620,076 shares of our common stock have been excluded for the nine months ended September 30, 2022 and 2021, respectively, due to their anti-dilutive impact.

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

Marketable securities consist of the following (in thousands):

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$107,655	$30,176	$113,108
Corporate debt securities	15,457	14,912	19,038	18,843
Asset-backed securities	501	490	1,481	1,469
U.S. Treasury securities	9,464	9,157	15,082	14,998
Restricted investments available for sale:
Marketable equity securities	24,851	20,341	25,442	26,958
Corporate debt securities	60,262	56,273	60,816	62,936
Asset-based securities	26,855	24,746	32,918	33,301
U.S. Treasury securities	43,083	38,149	33,052	32,630
State and municipal securities	4,908	4,704	7,700	7,923
	$215,557	$276,427	$225,705	312,166

Included in the marketable equity securities are the following (in thousands, except share amounts):

	September 30, 2022			December 31, 2021
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$92,180	1,630,642	$24,734	$93,713

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	September 30, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$39,584	$38,955	$32,718	$32,843
1 to 5 years	78,047	72,953	95,293	96,937
6 to 10 years	42,899	36,523	41,580	41,835
Over 10 years	-	-	496	485
	$160,530	$148,431	$170,087	$172,100

Gross unrealized gains related to marketable equity securities are $77,991,000 and $85,394,000 as of September 30, 2022 and December 31, 2021, respectively. Gross unrealized losses related to marketable equity securities are $5,022,000 and $946,000 as of September 30, 2022 and December 31, 2021, respectively. For the three months ended September 30, 2022 and 2021, the Company recognized net unrealized losses of $11,056,000 and $23,797,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations. For the nine months ended September 30, 2022 and 2021, the Company recognized a net unrealized losses of $11,479,000 and a net unrealized loss of $23,227,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations.

Gross unrealized gains related to available for sale marketable debt securities are $0 and $3,189,000 as of September 30, 2022 and December 31, 2021, respectively. Gross unrealized losses related to available for sale marketable debt securities are $12,099,000 and $1,176,000 as of September 30, 2022 and December 31, 2021, respectively. As of  September 30, 2022, a total of 52 debt securities with a total market value of $45,367,000 have been in an unrealized loss position for greater than 12 months.

The Company’s unrealized losses in our available for sale marketable debt securities were determined to be non-credit related. The Company has not recognized any credit related impairments for the nine months ended  September 30, 2022 and 2021.

For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.

Proceeds from the sale of marketable securities during the nine months ended September 30, 2022 and 2021 were $38,114,000 and $89,129,000, respectively. Investment losses of $756,000 and investment gains of $941,000 were realized on these sales during the nine months ended September 30, 2022 and 2021, respectively.

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

The following table summarizes fair value measurements by level at September 30, 2022 and December 31, 2021 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
September 30, 2022	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$44,515	$44,515	$–	$–
Restricted cash and cash equivalents	27,685	27,685	–	–
Marketable equity securities	127,996	127,996	–	–
Corporate debt securities	71,185	36,516	34,669	–
Mortgage–backed securities	25,236	–	25,236	–
U.S. Treasury securities	47,306	47,306	–	–
State and municipal securities	4,704	–	4,704	–
Total financial assets	$348,627	$284,018	$64,609	$–

	Fair Value Measurements Using
December 31, 2021	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$107,607	$107,607	$–	$–
Restricted cash and cash equivalents	12,136	12,136	–	–
Marketable equity securities	140,066	140,066	–	–
Corporate debt securities	81,779	50,005	31,774	–
Asset–backed securities	34,770	–	34,770	–
U.S. Treasury securities	47,628	47,628	–	–
State and municipal securities	7,923	–	7,923	–
Total financial assets	$431,909	$357,442	$74,467	$–

Note 12 – Goodwill and Other Intangible Assets

At September 30, 2022, the Company reviewed the carrying value of goodwill for impairment indicators, including due to the events and circumstances surrounding the Coronavirus Pandemic ("COVID-19"). As a result of the review, there were no impairment indicators regarding the Company’s goodwill that required a quantitative test to be performed. However, our accounting estimates could materially change from period to period due to changing market factors, including those driven by COVID-19. We will continue to monitor future events, changes in circumstances, and the potential impact thereof. If actual results are not consistent with our assumptions and estimates, we may be exposed to future goodwill impairment losses.

At September 30, 2022, the following table represents the activity related to our goodwill by segment (in thousands):

	Inpatient Services	Homecare and Hospice	All Other	Total
January 1, 2022	$3,741	$164,554	$–	$168,295
Additions	–	–	–	–
September 30, 2022	$3,741	$164,554	$–	$168,295

We also have recorded indefinite-lived intangible assets that consist of trade names ($4,340,000) and certificates of need and licenses ($2,698,000).

Note 13 - Stock Repurchase Program

During the nine months ended September 30, 2022, the Company repurchased 99,547 shares of its common stock for a total cost of $6,907,000. During the nine months ended September 30, 2021, the Company repurchased 3,936 shares of its common stock for a total cost of $278,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Note 14 – Stock–Based Compensation

NHC recognizes stock–based compensation expense for all stock options granted over the requisite service period using the fair value at the date of grant using the Black–Scholes pricing model. Stock–based compensation totaled $638,000 and $726,000 for the three months ended September 30, 2022 and 2021, respectively. Stock-based compensation totaled $1,980,000 and $1,905,000 for the nine months ended September 30, 2022 and 2021, respectively. Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of operations.

At September 30, 2022, the Company had $3,846,000 of unrecognized compensation cost related to unvested stock–based compensation awards. This unrecognized compensation cost will be amortized over an approximate two-year period.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the nine months ended September 30, 2022 and for the year ended December 31, 2021.

	September 30, 2022	December 31, 2021
Risk–free interest rate	1.84%	0.21%
Expected volatility	31.46%	34.90%
Expected life, in years	2.9	2.2
Expected dividend yield	3.57%	3.00%

The following table summarizes our outstanding stock options for the nine months ended September 30, 2022 and for the year ended December 31, 2021.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2021	866,956	$72.11	$–
Options granted	55,706	70.80	–
Options exercised	(541,736)	71.39	–
Options cancelled	(6,000)	72.94	–
Options outstanding at December 31, 2021	374,926	72.95	–
Options granted	301,386	65.02	–
Options exercised	(18,954)	66.91	–
Options cancelled	(196,051)	76.19	–
Options outstanding at September 30, 2022	461,307	66.63	$44,582

Options exercisable at September 30, 2022	159,921	69.68	$44,582

Options Outstanding September 30, 2022	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
372,912	61.90	-	69.19	64.72	3.8
88,395	71.64	-	77.92	74.72	2.6
461,307				66.63	3.6

Note 15 – Income Taxes

The Company's income tax benefit as a percentage of our income before income taxes was 26.8% and 53.6% for the three months ended September 30, 2022 and 2021, respectively.

The Company's income tax provision as a percentage of our income before income taxes was 27.3% and 4.6% for the nine months ended September 30, 2022 and 2021, respectively.

Typically, these percentages vary from the U.S. federal statutory income tax rate of 21% primarily due to state income taxes, excess tax benefits from stock-based compensation, benefits resulting from the lapsing of statute of limitations of items in our tax contingency reserve, and non-deductible expenses. The tax benefit related to the statute of limitation expirations was $437,000 for the three and nine months ended September 30, 2022. The tax benefit related to the statute of limitation expirations was $1,444,000 for the three and nine months ended September 30, 2021. For the nine months ended September 30, 2021, the income tax provision and effective tax rate were favorably impacted by the nontaxable gain recognized upon re-measurement of our existing equity investment in Caris Healthcare, L.P.

Our quarterly income tax provision, and our estimate of our annual effective income tax rate, is subject to variation due to several factors, including volatility based on the amount of pre-tax income or loss.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2019 (with certain state exceptions).

Note 16 – Contingencies and Commitments

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned and leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $103,710,000 and $98,048,000 at September 30, 2022 and December 31, 2021, respectively. The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Qui Tam Litigation

United States of America, ex rel. Jennifer Cook and Sally Gaither v. Integrated Behavioral Health, Inc., NHC HealthCare/Moulton, LLC, et al., Case No. 2:20-CV-00877-AMM (N.D. Ala.)  This is a qui tam case originally filed under seal on June 22, 2020. The United States declined intervention on March 1, 2021. Thereafter, the Plaintiff filed an amended Complaint against Dr. Sanja Malhotra, Integrated Behavioral Health, Inc. and other entities that Dr. Malhotra is alleged to own or in which he has a financial interest.  The Complaint also named multiple skilled nursing facilities as Defendants, including NHC Healthcare/Moulton, LLC, an affiliate of National HealthCare Corporation. The Complaint alleges that nurse practitioners affiliated with Dr. Malhotra provided free services to the facilities in exchange for referrals to entities owned by or in which Dr. Malhotra had a financial interest in violation of the False Claims Act and Anti-Kickback Statute. NHC Healthcare/Moulton, LLC denies the allegations and is vigorously defending the claim. A motion to dismiss was filed on November 4, 2021.  On January 28, 2022, the district court stayed this matter and administratively terminated the motion to dismiss pending the U.S. Supreme Court's review of a petition for certiorari filed in an unrelated matter, but involving one of the legal arguments raised in the motion to dismiss.  The U.S. Supreme Court has recently denied the petition for certiorari, but the district court has not yet lifted the stay in this matter. We expect that the motion to dismiss will be renewed once the stay is lifted.  There is no expected timeline for the lifting of the stay.

Governmental Regulations

Laws and regulations governing the Medicare, Medicaid and other federal healthcare programs are complex and subject to interpretation. Management believes that it is following all applicable laws and regulations in all material respects. However, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusions from the Medicare, Medicaid and other federal healthcare programs. There have been several enacted federal and state relief measures as a result of COVID-19 which have provided substantial support to us during this pandemic.

Note 17 – Massachusetts and New Hampshire Skilled Nursing Facilities

On September 1, 2022, we transferred the operations of seven skilled nursing facilities located in Massachusetts and New Hampshire to a third-party operator. NHC leased the real property of these seven facilities from NHI. In conjunction with the transfer of the operations to a third party, we terminated our lease agreement with NHI for the seven skilled nursing facilities and amended our master lease agreement with NHI, see Note 8 – Long-Term Leases.

The seven skilled nursing facilities had net patient revenues of $13,214,000 and $17,907,000 for the three months ended September 30, 2022 and 2021, respectively.  The seven skilled nursing facilities had net patient revenues of $48,697,000 and $50,149,000 for the nine months ended September 30, 2022 and 2021, respectively. Excluding stimulus funds, the seven skilled nursing facilities had losses before income taxes of $259,000 and $1,360,000 for the three months ended September 30, 2022 and 2021, respectively.  Excluding stimulus funds, the seven skilled nursing facilities had losses before income taxes of $2,831,000 and $7,257,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of September 30, 2022, we operate or manage, through certain affiliates, 68 skilled nursing facilities with a total of 8,726 licensed beds, 23 assisted living facilities, five independent living facilities, three behavioral health hospitals, 35 homecare agencies, and 29 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 8 states and are located primarily in the southeastern United States.

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

The Provider Relief Fund grants come with terms and condition certifications in which all providers are required to submit documents to ensure the funds are used for healthcare-related expenses or lost revenue attributable to COVID-19. The Company recorded $0 and $10,429,000 of government stimulus income from the Provider Relief Funds for the three months ended September 30, 2022 and 2021, respectively. The Company recorded $10,940,000 and $48,304,000 of government stimulus income from the Provider Relief Funds for the nine months ended September 30, 2022 and 2021, respectively. The grant income was determined on a systemic basis in line with the recognition of specific expenses and lost revenues for which the grants are intended to compensate. The Company’s assessment of whether the terms and conditions for amounts received have been met for income recognition and the Company’s related income calculation considered all frequently asked questions and other interpretive guidance issued to date by HHS.

Additionally, as part of the CARES Act, the legislation included an expansion of the Medicare Accelerated and Advance Payment Program. In the second quarter of 2020, we received approximately $51,253,000 as part of this program. These funds began to be applied against claims for services provided to Medicare patients after approximately one year from the date we received the funds. As of September 30, 2022, $138,000 of the accelerated payments remain and is reflected within contract liabilities in the interim condensed consolidated balance sheet.

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

The CARES Act also temporarily permitted employers to defer the deposit and payment of the employer’s portion of the social security taxes (6.2% of employee wages) that otherwise would have been due between March 27, 2020 and December 31, 2020. The provision requires that the deferred taxes be paid over a two-year period with half the amount required to be paid by December 31, 2021, and the other half by December 31, 2022. At September 30, 2022, we have deferred $10,545,000 of the Company’s share of the social security taxes included in the current liabilities section of the consolidated balance sheet.

Summary of Goals and Areas of Focus

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for the nine months ending September 30, 2022 was 83.4% compared to 80.0% for the same period a year ago.  For the three months ended September 30, 2022, overall census in our owned and leased skilled nursing facilities was 83.7% compared to 82.0% in the third quarter of 2021.

Due to the pandemic, as well as the increased strain the pandemic has caused on America's healthcare labor shortage, the challenge of maintaining desirable patient census levels has been amplified. Management has undertaken a number of steps in order to best position our current and future health care facilities. This includes working internally to examine and improve systems to be most responsive to referral sources and payors, as well as find creative initiatives to retain and attract qualified healthcare professionals. Additionally, NHC is in various stages of partnerships with hospital systems, payors, and other post–acute alliances to better position ourselves so we are an active participant in the delivery of post-acute healthcare services.

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

In July 2022, CMS launched its enhanced Five-Star Quality Rating System which integrates data nursing homes report on their weekend staffing rates for nurses and information on annual turnover among nurses and administrators. Through this enhancement, CMS will hold facilities to a higher standard and incentivize more robust staffing by strengthening personnel’s impact on overall star ratings.

The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of September 30, 2022:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	68
Number of 4 and 5-star rated skilled nursing facilities	42
Percentage of 4 and 5-star rated skilled nursing facilities	62%	37%
Average rating for all skilled nursing facilities, end of period	3.8	2.9

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

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $103,710,000 at September 30, 2022 and are a primary area of management focus. We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

Government Reimbursement Programs

Medicare – Skilled Nursing Facilities

On July 29, 2021, CMS released its final rule outlining fiscal year 2022 Medicare payment rates and policy changes for skilled nursing facilities, which began October 1, 2021. The fiscal year 2022 rule provided for an approximate 1.2% increase, or $410 million, compared to 2021 levels. The net increase included a 2.7% market-basket update that was offset by a 0.7% productivity adjustment and a 0.8% market-basket forecast error adjustment since the difference between the projected and actual market basket for FY2020 exceeded its threshold.

In July 2022, CMS released its final rule outlining fiscal year 2023 Medicare payment rates and policy changes for skilled nursing facilities, which began on October 1, 2022. The fiscal year 2023 rule provided for an approximate 2.7% increase, or $904 million, compared to 2022 levels. The net increase includes a 3.9% market-basket increase plus a 1.5% market basket forecast error adjustment, less a 0.3% productivity adjustment and a 2.3% decrease in the FY 2023 SNF PPS rates as a result of the recalibrated parity adjustment. The recalibrated parity adjustment is a total of 4.6% and is being phased in over the next two years (2.3% annually).

For the first nine months of 2022, our average Medicare per diem rate for skilled nursing facilities increased 2.2% as compared to the same period in 2021.

Medicaid – Skilled Nursing Facilities

Effective July 1, 2022 and for the fiscal year 2023, the state of Tennessee implemented specific individual nursing facility increases. We estimate the resulting increase in revenue for the 2023 fiscal year will be approximately $3,200,000 annually, or $800,000 per quarter.

Effective October 1, 2022 and for the fiscal year 2023, the state of South Carolina implemented specific individual nursing facility increases. We estimate the resulting increase in revenue for the 2023 fiscal year will be approximately $3,735,000 annually, or $934,000 per quarter.

Effective July 1, 2021 and for the fiscal year 2022, the state of Missouri implemented specific individual nursing facility increases. We estimate the resulting increase in revenue for the 2022 fiscal year will be approximately $2,000,000 annually, or $500,000 per quarter.

We have also received from many of the states in which we operate supplemental Medicaid payments to help mitigate the incremental costs resulting from the COVID-19 public health emergency. We have recorded $4,736,000 and $5,053,000 in net patient revenues for these supplemental Medicaid payments for the three months ended September 30, 2022 and 2021, respectively. We have recorded $15,275,000 and $16,102,000 in net patient revenues for these supplemental Medicaid payments for the nine months ended September 30, 2022 and 2021, respectively.

For the first nine months of 2022, our average Medicaid per diem increased 2.3% compared to the same period in 2021.

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

In October 2022, CMS released its final rule outlining fiscal year 2023 Medicare payment rates. CMS projects payments to home health agencies in fiscal year 2023 will increase in aggregate by 0.7%, or $125 million. The increase reflects the effects of the home health payment update percentage of 4.0%, a permanent behavioral assumption adjustment resulting in a decrease of 3.5%, and an estimated 0.2% increase that reflects the effects of an update to the fixed-dollar loss ratio used in determining outlier payments.

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended September 30, 2022
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues and grant income:
Net patient revenues	$228,138	$32,109	$-	$260,247
Other revenues	(198)	-	10,794	10,596
Net operating revenues and grant income	227,940	32,109	10,794	270,843

Costs and expenses:
Salaries, wages, and benefits	144,047	19,581	9,570	173,198
Other operating	66,522	6,310	51	72,883
Rent	8,088	575	1,631	10,294
Depreciation and amortization	9,198	248	807	10,253
Interest	137	-	-	137
Total costs and expenses	227,992	26,714	12,059	266,765

Income/(loss) from operations	(52)	5,395	(1,265)	4,078
Non-operating income	-	-	2,731	2,731
Unrealized losses on marketable equity securities	-	-	(11,056)	(11,056)

Income/(loss) before income taxes	$(52)	$5,395	$(9,590)	$(4,247)

	Three Months Ended September 30, 2021
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$222,884	$31,933	$-	$254,817
Other revenues	128	-	11,363	11,491
Government stimulus income	10,429	-	-	10,429
Net operating revenues and grant income	233,441	31,933	11,363	276,737

Costs and expenses:
Salaries, wages, and benefits	141,318	18,771	10,146	170,235
Other operating	64,755	5,618	2,736	73,109
Rent	7,998	594	1,612	10,204
Depreciation and amortization	9,300	118	811	10,229
Interest	198	-	-	198
Total costs and expenses	223,569	25,101	15,305	263,975

Income/(loss) from operations	9,872	6,832	(3,942)	12,762
Non-operating income	-	-	3,399	3,399
Unrealized losses on marketable equity securities	-	-	(23,797)	(23,797)

Income/(loss) before income taxes	$9,872	$6,832	$(24,340)	$(7,636)

	Nine Months Ended September 30, 2022
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$680,776	$95,885	$-	$776,661
Other revenues	15	-	33,569	33,584
Government stimulus income	10,940	-	-	10,940
Net operating revenues and grant income	691,731	95,885	33,569	821,185

Costs and expenses:
Salaries, wages, and benefits	435,322	58,007	25,499	518,828
Other operating	192,791	19,848	5,640	218,279
Rent	24,498	1,759	4,513	30,770
Depreciation and amortization	27,120	472	2,419	30,011
Interest	451	-	-	451
Total costs and expenses	680,182	80,086	38,071	798,339

Income/(loss) from operations	11,549	15,799	(4,502)	22,846
Non-operating income	-	-	8,451	8,451
Unrealized losses on marketable equity securities	-	-	(11,479)	(11,479)

Income/(loss) before income taxes	$11,549	$15,799	$(7,530)	$19,818

	Nine Months Ended September 30, 2021
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues and grant income:
Net patient revenues	$644,986	$63,662	$-	$708,648
Other revenues	324	-	33,592	33,916
Government stimulus income	48,304	-	-	48,304
Net operating revenues and grant income	693,614	63,662	33,592	790,868

Costs and expenses:
Salaries, wages, and benefits	407,534	39,922	35,807	483,263
Other operating	185,860	10,291	8,060	204,211
Rent	24,129	1,478	4,830	30,437
Depreciation and amortization	27,790	299	2,432	30,521
Interest	657	-	-	657
Total costs and expenses	645,970	51,990	51,129	749,089

Income/(loss) from operations	47,644	11,672	(17,537)	41,779
Non-operating income	-	-	15,245	15,245
Gain on acquisition of equity method investment	-	-	95,202	95,202
Unrealized losses on marketable equity securities	-	-	(23,227)	(23,227)

Income before income taxes	$47,644	$11,672	$69,683	$128,999

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

The operating results for the newly constructed healthcare facilities or agencies not at full capacity for the three and nine months ended September 30, 2022 include facilities or offices that began operations from 2020 to 2022, which is two behavioral health hospitals, one homecare agency, and one hospice agency. For the three months and nine months ended September 30, 2021, included are facilities that began operations from 2019 to 2021, which is one memory care facility.

The tables below provide reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

Net income/(loss) attributable to National Healthcare Corporation	$(2,429)	$(3,348)	$16,092	$122,802
Non-GAAP adjustments
Unrealized losses on marketable equity securities	11,056	23,797	11,479	23,227
Gain on acquisition of equity method investment	-	-	-	(95,202)
Operating results for newly opened facilities or agencies not at full capacity	2,105	115	4,033	480
Share-based compensation expense	639	726	1,980	1,905
Benefit of income taxes on non-GAAP adjustments	(3,588)	(6,406)	(4,548)	(6,369)
Non-GAAP Net income	$7,783	$14,884	$29,036	$46,843

GAAP diluted earnings/(loss) per share	$(0.16)	$(0.22)	$1.04	$7.97
Non-GAAP adjustments
Unrealized losses on marketable equity securities	0.53	1.14	0.56	1.12
Gain on acquisition of equity method investment	-	-	-	(6.16)
Operating results for newly opened facilities or agencies not at full capacity	0.10	0.01	0.19	0.02
Share-based compensation expense	0.03	0.03	0.09	0.09
Non-GAAP diluted earnings per share	$0.50	$0.96	$1.88	$3.04

Results of Operations

The following table and discussion set forth items from the interim condensed consolidated statements of operations as a percentage of net operating revenues and grant income for the three and nine months ended September 30, 2022 and 2021.

Percentage of Net Operating Revenues and Grant Income

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Net operating revenues and grant income	100.0%	100.0%	100%	100%
Costs and expenses:
Salaries, wages, and benefits	63.9	61.5	63.2	61.1
Other operating	26.9	26.4	26.5	25.8
Facility rent	3.8	3.7	3.7	3.8
Depreciation and amortization	3.8	3.7	3.7	3.9
Interest	0.1	0.1	0.1	0.1
Total costs and expenses	98.5	95.4	97.2	94.7
Income from operations	1.5	4.6	2.8	5.3
Non–operating income	1.0	1.2	1.0	1.9
Gain on acquisition of equity method investment	-	-	-	12.0
Unrealized losses on marketable equity securities	(4.1)	(8.6)	(1.4)	(2.9)
Income/(loss) before income taxes	(1.6)	(2.8)	2.4	16.3
Income tax (provision)/benefit	0.5	1.5	(0.8)	(0.7)
Net income/(loss)	(1.1)	(1.3)	1.8	15.6
Net loss attributable to noncontrolling interest	0.2	0.1	0.2	0.0
Net income/(loss) attributable to stockholders of NHC	(0.9)	(1.2)	2.0	15.6

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Results for the quarter ended September 30, 2022 compared to the third quarter of 2021 include a 2.1% decrease in net operating revenues and government stimulus income. The net operating revenues and government stimulus income decrease was primarily driven by the reduction in government stimulus income of $10.4 million during the third quarter of 2022 compared to the same period a year ago. Excluding the government stimulus income, same-facility net operating revenues increased 3.8% during the third quarter of 2022 compared to the same period a year ago.

For the quarter ended September 30, 2022, the GAAP net loss attributable to NHC was $2,429,000 compared to a net loss of $3,348,000 for the same period in 2021. Excluding the unrealized losses in our marketable equity securities portfolio and other non-GAAP adjustments, adjusted net income for the quarter ended September 30, 2022 was $7,783,000 compared to $14,884,000 for the same period in 2021.  The adjusted net income decrease was primarily due to the following three items: (1) the $10.4 million less Provider Relief Funds recorded during the third quarter of 2022; (2) the $1.5 million negative impact on our net patient revenues from Medicare sequestration that went into effect July 1, 2022; and (3) we are incurring higher inflationary pressures on our nursing labor costs.

Net operating revenues and grant income

Net patient revenues increased $5,430,000, or 2.1%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the quarter averaged 83.7%, compared to an average of 82.0% for the same quarter a year ago. Overall, the composite skilled nursing facility per diem increased 2.4% compared to the same quarter a year ago. Our Medicare per diem rates increased 2.2% and managed care per diem rates increased 6.1% compared to the same quarter a year ago. Medicaid and private pay per diem rates increased 2.7% and 3.3%, respectively, compared to the same quarter a year ago. For the three months ended September 30, 2022 and 2021, respectively, $4,773,000 and $5,053,000 have been included in our net patient revenues for supplemental COVID-19 Medicaid payments.

The CARES Act temporarily suspended Medicare sequestration beginning May 1, 2020 through March 31, 2022. The Medicare sequestration policy reduces fee-for-service Medicare payments by 2 percent. The full 2% reduction went back into effect July 1, 2022 and this reduced our net patient revenues approximately $1,500,000 during the third quarter of 2022 compared to the same quarter a year ago.

In September 2022, the Company transferred the operations of seven skilled nursing facilities located in Massachusetts and New Hampshire resulting in net patient revenues decreasing $5,102,000 for the three months ended September 30, 2022 compared to the same quarter last year.

Other revenues decreased $895,000, or 7.8%, compared to the same quarter last year, as further detailed in Note 5 to our interim condensed consolidated financial statements.

During the three months ended September 30, 2022 and 2021, respectively, we recorded $0 and $10,429,000, respectively, in government stimulus income related to funds received from the CARES Act Provider Relief Fund. See Note 3 - Coronavirus Pandemic for additional information.

Total costs and expenses

Total costs and expenses for the three months ended September 30, 2022 compared to the same period of 2021 increased $2,790,000, or 1.1% to $266,765,000 from $263,975,000.

Salaries, wages, and benefits increased $2,963,000, or 1.7%, to $173,198,000 from $170,235,000. Salaries, wages, and benefits as a percentage of net operating revenues and grant income was 63.9% compared to 61.5% for the three months ended September 30, 2022 and 2021, respectively. We continue to face workforce and labor shortages within all of our operations, which increases wage pressure in regards to retaining and attracting qualified healthcare partners (employees). The labor and workforce shortages have resulted in us contracting with agency nurse staffing companies.  The agency nurse staffing companies charge inflated hourly rates; therefore, we are working diligently to find solutions to reduce and eliminate the agency nurse staffing within our healthcare operations.

In September 2022, the Company transferred the operations of seven skilled nursing facilities located in Massachusetts and New Hampshire resulting in salaries, wages, and benefits decreasing $4,587,000 for the three months ended September 30, 2022 compared to the same quarter last year.

Other operating expenses decreased $226,000, or 0.3%, to $72,883,000 for the 2022 period compared to $73,109,000 for the 2021 period. Other operating expenses as a percentage of net operating revenues and grant income was 26.9% and 26.4% for the three months ended September 30, 2022 and 2021, respectively. We continue to face inflationary pressures in certain categories within other operating expenses as well, such as food/dietary supplies and drugs/pharmaceutical supplies.

Other income

Non–operating income decreased by $668,000 compared to the same period last year, as further detailed in Note 6 to our interim condensed consolidated financial statements.

Income taxes

The income tax benefit for the three months ended September 30, 2022 is $1,140,000 (an effective income tax rate of 26.8%). We expect our corporate (federal and state) effective income tax rate for 2022 to be approximately 26.0%.

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

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Results for the nine months ended September 30, 2022 compared to the same period of 2021 include a 3.8% increase in net operating revenues and grant income. The net operating revenues and grant income increase is primarily driven by the June 2021 acquisition of Caris hospice and the continued occupancy increase in our skilled nursing facilities. But, these increases were offset by the reduction in government stimulus income of $37.4 million for the first nine months of 2022 compared to the same period a year ago.

For the nine months ended September 30, 2022, GAAP net income attributable to NHC was $16,092,000 compared to net income of $122,802,000 for the same period in 2021. The large increase in our reported GAAP net income for the 2021 nine-month period was primarily due to the $95.2 million gain recorded from the acquisition of Caris. Excluding the gain on Caris, as well as excluding the unrealized gains and losses in our marketable equity securities portfolio and other non-GAAP adjustments, adjusted net income for the nine months ended September 30, 2022 was $29,036,000 compared to $46,843,000 for the same period in 2021.  The decrease in adjusted net income for the nine-month period of 2022 compared to the same period of 2021 is primarily due to the $37.4 million less government stimulus income recorded during the 2022 period. We also continue to incur inflationary wage pressures within all areas of our operations.

Net operating revenues and grant income

Net patient revenues increased $68,013,000, or 9.6%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the nine-month period averaged 83.4%, compared to an average of 80.0% for the same period a year ago. Overall, the composite skilled nursing facility per diem increased 1.6% compared to the same period a year ago. Our Medicare per diem rates increased 2.2% and managed care per diem rates increased 4.7% compared to the nine-month period a year ago. Medicaid and private pay per diem rates increased 2.3% and 5.6%, respectively, compared to the same period a year ago. For the nine months ended September 30, 2022 and 2021, $15,312,000 and $16,102,000, respectively, have been included in our net patient revenues for supplemental COVID-19 Medicaid payments.

In June 2021, the Company acquired the remaining ownership interest in Caris, which resulted in net patient revenues increasing $32,114,000 for the nine months ended September 30, 2022 compared to the same period of 2021. In September 2022, the Company transferred the operations of seven skilled nursing facilities located in Massachusetts and New Hampshire resulting in net patient revenues decreasing $2,375,000 for the nine months ended September 30, 2022 compared to the same quarter last year.

Other revenues decreased $332,000, or 1.0%, compared to the same period last year, as further detailed in Note 5 to our interim condensed consolidated financial statements.

During the nine months ended September 30, 2022 and 2021, respectively, we recorded $10,940,000 and $48,304,000 in government stimulus income related to funds received from the CARES Act Provider Relief Fund. See Note 3 - Coronavirus Pandemic for additional information.

Total costs and expenses

Total costs and expenses for the nine months ended September 30, 2022 compared to the same period of 2021 increased $49,250,000, or 6.6% to $798,339,000 from $749,089,000.

Salaries, wages, and benefits increased $35,565,000, or 7.4%, to $518,828,000 from $483,263,000. Salaries, wages, and benefits as a percentage of net operating revenues and grant income was 63.2% compared to 61.1% for the nine months ended September 30, 2022 and 2021, respectively. Our Caris acquisition increased salaries, wages, and benefits $18,962,000 in the nine-month period of 2022 compared to the same period a year ago. We continue to face workforce and labor shortages within all of our operations, which increases wage pressure in regards to retaining and attracting qualified healthcare partners (employees). The labor and workforce challenges have resulted in us contracting with agency nurse staffing companies. The agency nurse staffing companies charge inflated hourly rates; therefore, we are working diligently to find solutions to reduce and eliminate the agency nurse staffing within our healthcare operations.

In September 2022, the Company transferred the operations of seven skilled nursing facilities located in Massachusetts and New Hampshire resulting in salaries, wages, and benefits decreasing $5,150,000 for the nine months ended September 30, 2022 compared to the same period last year.

Other operating expenses increased $14,068,000, or 6.9%, to $218,279,000 for the 2022 period compared to $204,211,000 for the 2021 period. Other operating expenses as a percentage of net operating revenues and grant income was 26.6% and 25.8% for the nine months ended September 30, 2022 and 2021, respectively. Our Caris acquisition increased other operating expenses $9,601,000 in the first nine months of 2022 compared to the same period a year ago. We continue to face inflationary pressures in certain categories within other operating expenses as well, such as food/dietary supplies and drugs/pharmaceutical supplies.

Other income

Non–operating income decreased by $6,794,000 compared to the same period last year, as further detailed in Note 6 to our interim condensed consolidated financial statements.  The large decrease in our non-operating income is due to the June 2021 acquisition of Caris. Prior to the June 2021 acquisition date, Caris was our most significant equity method investment with a 75.1% non-controlling ownership interest. From the respective acquisition date, Caris’ financial information is now included in the Company’s consolidated financial statements and is no longer accounted for as an equity method investment.

Income taxes

The income tax provision for the nine months ended September 30, 2022 is $5,415,000 (an effective income tax rate of 27.3%). We expect our corporate (federal and state) effective income tax rate for 2022 to be approximately 26.0%.

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Nine Months Ended September 31		Nine Month Change
	2022	2021	$	%
Cash, cash equivalents, restricted cash, and restricted cash equivalents, at beginning of period	$119,743	$158,502	$(38,759)	(24.5)

Cash (used in)/provided by operating activities	(3,192)	46,871	(50,063)	(106.8)

Cash used in investing activities	(8,810)	(52,837)	44,027	83.3

Cash used in financing activities	(35,541)	(25,769)	(9,772)	(37.9)

Cash, cash equivalents, restricted cash, and restricted cash equivalents, at end of period	$72,200	$126,767	$(54,567)	(43.0)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $3,192,000 as compared to cash provided by operating activities of $46,871,000 in the same period last year. Cash used in operating activities consisted of net income of $14,403,000 and adjustments for non–cash items of $44,221,000. There was cash used for working capital needs in the amount of $63,011,000 for the nine months ended September 30, 2022 compared to $31,297,000 for the same period a year ago. We also received cash distributions from our unconsolidated investments of $439,000 during the nine months ended September 30, 2022, compared to $6,314,000 for the same period a year ago.

Included in the adjustments for non-cash items are depreciation expense, equity in earnings of unconsolidated investments, unrealized losses on our marketable equity securities, deferred taxes, and stock compensation.

Investing Activities

Net cash used in investing activities totaled $8,810,000 for the nine months ended September 30, 2022, compared to $52,837,000 for the nine months ended September 30, 2021. Cash used for property and equipment additions was $24,563,000 and $25,774,000 for the nine months ended September 30, 2022, and 2021, respectively. In the prior period, we used cash of $28,713,000 to acquire Caris. Proceeds from the sale of marketable securities, net of purchases, resulted in cash provided by investing activity of $9,397,000 for the nine months ended September 30, 2022.  The Company also collected notes receivable of $4,181,000 and received proceeds from the sale of property and equipment of $4,175,000 for the nine months ended September 30, 2022.

Financing Activities

Net cash used in financing activities totaled $35,541,000 for the nine months ended September 30, 2022 compared to $25,769,000 for the nine months ended September 30, 2021. We made principal payments under our finance lease obligations in the amount of $3,495,000 and $3,292,000 for the nine months ended September 30, 2022 and 2021, respectively. Cash used for dividend payments to common stockholders totaled $25,830,000 in the current year period compared to $24,010,000 for the same period a year ago. We repurchased common shares outstanding in the amount of $6,907,000 in the current year period compared to $278,000 for the same period a year ago.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $44,515,000 and our marketable equity and debt securities of $132,214,000 are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $44,515,000 and our marketable equity and debt securities of $132,214,000. We also have substantial value in our unencumbered real estate assets which could potentially be used as collateral in future borrowing opportunities. At September 30, 2022, we do not have any long-term debt.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At September 30, 2022, we have available for sale marketable debt securities in the amount of $148,431,000. The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The portfolio composition allows flexibility in reacting to fluctuations of interest rates. The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

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

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At September 30, 2022, the fair value of our marketable equity securities is approximately $127,996,000. Of the $128.0 million equity securities portfolio, our investment in NHI comprises approximately $92.2 million, or 72.0%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $12.8 million. At September 30, 2022, our equity securities had net unrealized gains of $73.0 million. Of the $73.0 million of unrealized gains, $67.4 million is related to our investment in NHI.

Item 4.	Controls and Procedures.

As of September 30, 2022, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of prior, current, and pending litigation of material significance to NHC, please see Note 16 of this Form 10–Q.

Item 1A.	Risk Factors.

During the nine months ended September 30, 2022, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

3.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation (Incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10-Q filed on August 3, 2017.)

3.3	Certificate of Designation Series B Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8-A, dated August 3, 2007.)

3.4	Restated Bylaws as amended February 14, 2013 (Incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10-Q filed on May 8, 2013.)

4.1	Form of Common Stock (Incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q filed on August 3, 2017.)

10.1	Amendment No. 9 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation

10.2	Amendment No. 10 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Accounting Officer

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (embedded within the Inline XBRL document and include in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: November 3, 2022	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer

Date: November 3, 2022	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Controller
(Principal Accounting Officer)