Form 10-K
period 2022-12-31
NATIONAL HEALTHCARE CORP
filed 2023-02-17
CIK 1047335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer ☒        Accelerated filer ☐        Non–accelerated filer ☐        Smaller reporting company ☐        Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to (§240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non–affiliates on June 30, 2022 (based on the closing price of such shares on the NYSE American) was approximately $719.7 million. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant’s Common Stock have been deemed affiliates of the Registrant.

The number of shares of Common Stock outstanding as of February 6, 2023 was 15,355,389
Documents Incorporated by Reference
The following documents are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10–K:
The Registrant’s definitive proxy statement for its 2023 shareholder’s meeting.

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

National HealthCare Corporation, which we also refer to as NHC or the Company, began business in 1971. Our principal business is the operation of skilled nursing facilities, assisted living facilities, independent living facilities, homecare and hospice agencies, and behavioral health hospitals. Our business activities include providing sub–acute and post–acute skilled nursing care, intermediate nursing care, rehabilitative care, memory and Alzheimer’s care, senior living services, home health care services, hospice services, and behavioral health services. In addition, we provide management services, accounting and financial services, as well as insurance services to third party operators of health care facilities. We also own the real estate of 13 healthcare properties and lease these properties to third party operators. We operate in 8 states and our operations are primarily located in the Southeastern and Midwestern parts of the United States.

Description of the Business

The following table summarizes our operations by ownership status as of December 31, 2022:

	Owned	Leased	Managed	Total
Skilled Nursing Facilities
Number of facilities	27	32	9	68
Percentage of total	39.7%	47.1%	13.2%	100.0%
Licensed beds	3,460	4,221	1,045	8,726
Percentage of total	39.6%	48.4%	12.0%	100.0%

Assisted Living Facilities
Number of facilities	13	7	3	23
Percentage of total	56.5%	30.5%	13.0%	100.0%
Units	964	174	43	1,181
Percentage of total	81.6%	14.7%	3.7%	100.0%

Independent Living Facilities
Number of facilities	1	3	1	5
Percentage of total	20.0%	60.0%	20.0%	100.0%
Retirement apartments	93	245	137	475
Percentage of total	19.6%	51.6%	28.8%	100.0%

Behavioral Health Hospitals
Number of facilities	3	–	–	3
Percentage of total	100.0%	–	–	100.0%
Licensed beds	96	–	–	96
Percentage of total	100.0%	–	–	100.0%

Homecare Agencies	35	–	–	35
Hospice Agencies	29	–	–	29

Net Patient Revenues. The services we provide include a comprehensive range of health care services. In fiscal 2022, 95.8% of our net operating revenues and grant income were derived from such health care services. Highlights of health care services activities during 2022 were as follows:

●

Skilled Nursing Facilities. The most significant portion of our business and the base for our other health care services is the operation of our skilled nursing facilities (“SNF’s”). In our facilities, experienced medical professionals provide medical services prescribed by physicians. Registered nurses, licensed practical nurses, and certified nursing assistants provide comprehensive, individualized nursing care 24 hours a day. In addition, our facilities provide licensed therapy services, quality nutrition services, social services, activities, and housekeeping and laundry services. Revenues from the 59 facilities we own or lease are reported as net patient revenues in our financial statements. Management fee income is recorded as other revenues from the nine facilities that we manage. We generally charge 6% of facility net operating revenues for our management services.

The following table shows the occupancy rates for our owned and leased skilled nursing facilities:

	Year Ended December 31,
	2022	2021	2020
Overall census	83.8%	80.6%	83.6%

●

Rehabilitative Services. Our licensed therapists provide physical, speech, respiratory and occupational therapy for patients recovering from strokes, heart attacks, orthopedic conditions, neurological illnesses, or other illnesses, injuries, or disabilities. We maintained a rehabilitation staff of over 1,200 highly trained, professional therapists in 2022. Most of our rehabilitative services are for patients in our owned and managed skilled nursing facilities. However, we also provide services to 68 additional health care providers. Our rates for these services are competitive with other market rates.

●

Medical Specialty Units. All our skilled nursing facilities participate in the Medicare program, and we have expanded our range of offerings by the creation of facility–specific medical specialty units such as our memory care units and sub-acute nursing units. Our trained staff provides care for Alzheimer’s patients in early, middle and advanced stages of the disease. We provide specialized care and programs for persons with Alzheimer’s or related disorders in dedicated units within many of our skilled nursing facilities. Our specialized rehabilitation programs are designed to shorten or eliminate hospital stays and help to reduce the cost of quality health care. We develop individualized patient care plans to target appropriate medical and functional planning objectives with a primary goal where feasible for a return to home or a similar environment.

●

Assisted Living Facilities. Our assisted living facilities provide personal care services and assistance with general activities of daily living such as dressing, bathing, meal preparation and medication management. We perform resident assessments to determine what services are desired or required and our qualified staff encourages residents to participate in a range of activities. In 2022, the rate of occupancy was 71.6% compared to 68.2% in 2021. Certificates of Need (“CONs”) are not required to build these projects in most states, and we believe overbuilding has occurred in some of our markets.

●

Independent Living Facilities. Our independent living facilities offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for our residents, including restaurants, activity rooms and social areas. Charges for services are paid from private sources without assistance from governmental programs. Independent living facilities may be licensed and regulated in some states, but do not require the issuance of a CON such as is required for skilled nursing facilities. We have, in several cases, developed independent living facilities adjacent to our nursing facilities. These units are rented by the month; thus, these facilities offer an expansion of our continuum of care. We believe these independent living units offer a positive marketing aspect to all our senior care offerings and services. In 2022, the rate of occupancy was 89.0% compared to 88.1% in 2021.

We have one independent living facility which is a "continuing care community", where the resident pays a substantial entrance fee and a monthly maintenance fee. The resident then receives a full range of services, including skilled nursing and home health, without additional charge.

●

Behavioral Health Hospitals.  Our comprehensive continuum of care includes behavioral health services to both adults and geriatric patients with psychiatric, emotional, and addictive disorders.  Currently, we operate three behavioral hospitals for adult and geriatric patients who require inpatient hospitalization due to mental disorders, including cognitive illnesses.  We also offer intensive outpatient programs with individualized treatment plans based on the patient's clinical needs.

●

Homecare Agencies. Our home health agencies (“homecares”) assist those who wish to stay at home or in assisted living residences but still require some degree of medical care or assistance with daily activities. Registered and licensed practical nurses and therapy professionals provide skilled services such as infusion therapy, wound care and physical, occupational and speech therapies. Home health aides may assist with daily activities such as assistance with walking and getting in and out of bed, personal hygiene, medication assistance, light housekeeping and maintaining a safe environment. Under the Medicare reimbursement payment system, we receive a prospectively determined amount per patient per 30-day period of care. Under our managed care contracts, we may receive a period of care payment or be paid by a per-visit payment model. In 2022, we served an average census of 3,036 patients and provided 315,643 visits.

●

Hospice Agencies. We provide hospice care through Caris Healthcare, L.P. (“Caris”), a wholly owned subsidiary of NHC. Caris specializes in providing hospice and palliative care to over 1,280 patients per day in 29 locations in Georgia, Missouri, South Carolina, Tennessee, and Virginia. Under the Medicare reimbursement payment system, Medicare pays a daily rate to cover the costs for providing services included in the patient care plan. Medicare makes daily payments based on 1 of 4 levels of hospice care. All hospice care and services offered to patients and their families must follow an individualized written plan of care that meets the patient’s needs.

●

Pharmacy Operations. At December 31, 2022, we operated four regional pharmacy locations (two locations in Tennessee and one location each in South Carolina and Missouri). These pharmacies primarily service our patients that are in an inpatient setting using a central location to deliver pharmaceutical supplies. Our regional pharmacies bill Medicare Part D Prescription Drug Plans (PDPs) electronically and directly for inpatients who have selected a PDP.

●

Institutional Special Needs Plan (“I-SNP”).  Our I-SNP, which is called NHC Advantage, is a managed care insurance company that restricts enrollment to Medicare Advantage eligible individuals who, for 90 days or longer, have had or are expected to need the level of services provided in a skilled nursing facility. We believe the I-SNP benefits our patients by providing nurse practitioners and care-coordination teams that continue to enhance the patient-centered experience and our quality of patient care. The I-SNP receives a per member, per month premium from Medicare which covers the members same health care benefits as original Medicare, as well as additional benefits including preventive screenings and routine vision coverage. At December 31, 2022, the I-SNP operated in the states of Tennessee, Missouri, and South Carolina with approximately 1,100 members enrolled in the plan.

Other Revenues. We generate revenues from management, accounting and financial services to third party operators of healthcare facilities, from insurance services to our managed healthcare facilities, and from rental income. In fiscal 2022, 4.2% of our net operating revenues and grant income were derived from such sources. The significant sources of our other revenues are described as follows:

●

Management, Accounting and Financial Services. We provide management services to skilled nursing facilities, assisted living facilities and independent living facilities operated by third party operators. We typically charge 6% of the managed centers’ net operating revenues as a fee for these services. Additionally, we provide accounting and financial services to other healthcare operators. As of December 31, 2022, we perform management services for thirteen healthcare facilities and accounting and financial services for 19 healthcare facilities.

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

Government Stimulus Income. We received government stimulus funds as part of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES ACT"). The CARES Act provided $2.2 trillion of economy-wide financial stimulus in the form of financial aid to individuals, businesses, nonprofits, states and municipalities. The CARES Act appropriated $178 billion to the Public Health and Social Services Emergency Fund, which is referred to as the Provider Relief Fund ("PRF"). The Company recorded $11,457,000, $63,360,000 and $47,505,000 of government stimulus income from the PRF for the years ended December 31, 2022, 2021, and 2020, respectively.

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

In July 2022, CMS launched its enhanced Five-Star Quality Rating System which integrates weekend staffing rates for nurses and information on annual turnover among nurses and administrators. The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of December 31, 2022:

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

Type of Operation	Description	Size	Location	Placed in Service
Skilled Nursing	Acquisition	166 beds	Knoxville, TN	February 2020
Assisted Living	Bed Addition	20 beds	Gallatin, TN	September 2020
Skilled Nursing	Bed Addition	30 beds	Kingsport, TN	December 2020
Hospice	Acquisition	28 agencies	Various	June 2021
Homecare	New Agency	1 agency	Anderson, SC	January 2022
Hospice	New Agency	1 agency	Tullahoma, TN	March 2022
Behavioral Health Hospital	New Facility	64 beds	Knoxville, TN	April 2022
Behavioral Health Hospital	New Facility	16 beds	St. Louis, MO	June 2022

Business Segments

The Company has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities, assisted and independent living facilities, and behavioral health hospitals and (2) homecare and hospice services. The Company also reports an “all other” category that includes revenues from rental income, management and accounting services fees, insurance services, and costs of the corporate office. See Note 6 in the notes to the consolidated financial statements for further disclosure of the Company’s operating segments.

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

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Year Ended December 31,
Source	2022	2021	2020
Medicare	37%	36%	33%
Managed Care	10%	11%	11%
Medicaid	28%	29%	31%
Private Pay and Other	25%	24%	25%
Total	100%	100%	100%

We attempt to attract an increased percentage of Medicare and private pay patients by providing rehabilitative and other post–acute care services. These services are designed to speed the patient's recovery and allow the patient to return home as soon as it is practical.

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

Government Regulation

General

Health care is an area of extensive regulatory oversight and frequent regulatory change. The federal government and the states in which we operate regulate various aspects of our business. These regulatory bodies, among other things, require us annually to license our skilled nursing facilities and other health care businesses. To operate skilled nursing facilities and provide health care services we must comply with federal, state and local laws relating to the delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate–setting, building codes and environmental protection. Changes in the laws or new interpretations of existing laws as applied to the skilled nursing facilities, home health and hospice, or other components of our health care businesses, may have a significant impact on our operations.

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

From time to time, we, like others in the health care industry, may receive notices from federal and state regulatory agencies alleging that we failed to comply with applicable standards. These notices may require us to take corrective action and may impose civil money penalties and/or other operating restrictions. If our skilled nursing facilities or home health and hospice agencies fail to comply with these directives or otherwise fail to comply substantially with licensure and certification laws, rules and regulations, we could lose our certification as a Medicare and Medicaid provider and/or lose our licenses.

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

A significant goal of the federal health care system is to transform the delivery of health care by holding providers accountable for the cost and quality of care provided, Medicare and many commercial third-party payors are implementing Accountable Care Organization ("ACO") models in which groups of providers share in the benefit and risk of providing care to an assigned group of individuals. Other reimbursement methodology reforms in which we are participating or expect to participate in include value–based purchasing, in which a portion of provider reimbursement is redistributed based on relative performance on designated economic, clinical quality, and patient satisfaction metrics. Also, CMS is implementing demonstration programs to bundle acute care and post–acute care reimbursement to hold providers accountable for costs across a broader continuum of care. These reimbursement methodologies and similar programs are likely to continue and expand, both in public and commercial health plans. Providers who respond successfully to these trends and can deliver quality care at lower costs are likely to benefit financially.

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

Medicare and Medicaid Participation

All skilled nursing facilities, owned, leased or managed by us are certified to participate in Medicare. All but eight (seven owned and one managed) of our affiliated skilled nursing facilities participate in Medicaid. All our homecare and hospice agencies participate in the Medicare and Medicaid programs, with Medicare comprising the majority of their revenue. Our behavioral health hospitals also participate in the Medicare and Medicaid program.

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

Medicare Legislation and Regulations

Skilled Nursing Facilities

Medicare is uniform nationwide and reimburses skilled nursing facilities under a fixed payment methodology called the Skilled Nursing Facility Prospective Payment System ("SNF PPS"). The SNF PPS includes a new case-mix model called the Patient-Driven Payment Model (“PDPM”), which focuses on a resident’s condition and care needs, rather than the amount of care provided to determine reimbursement levels. PDPM utilizes clinically relevant factors for determining Medicare payment by using ICD-10 diagnosis codes and other patient characteristics as the basis for patient classification. PDPM utilizes five case-mix adjusted payment components: physical therapy (“PT”), occupational therapy (“OT”), speech language pathology (“SLP”), nursing and social services and non-therapy ancillary services (“NTA”). It also uses a sixth non-case mix component to cover utilization of skilled nursing facility (“SNF”) resources that do not vary depending on resident characteristics.

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

The Coronavirus Aid, Relief and Economic Security Act (the “CARES” Act) and other subsequent Congressional actions temporarily suspended Medicare sequestration beginning May 1, 2020 through March 31, 2022. The Medicare sequestration policy reduces fee-for-service Medicare payments by 2 percent. Effective April 1, 2022, sequestration was reinstated but only 1% was reduced from Medicare payments from April 1, 2022 through June 30, 2022.  Beginning July 1, 2022, sequestration was increased back to the 2% reduction of Medicare payments for the remainder of 2022. The CARES Act extends the sequestration policy through 2030 in exchange for this temporary suspension.

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

●

Continuous Home Care. Care for patients experiencing a medical crisis that requires nursing services to achieve palliation and symptom control if the agency provides a minimum of eight hours of care within a 24-hour period.

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

In July 2022, CMS released its final rule outlining fiscal year 2023 Medicare payment rates. CMS issued a rate increase of 3.8%, or $825 million, effective October 1, 2022. The increase is the result of a 4.1% inpatient hospital market basket increase reduced by a 0.3% productivity adjustment. The FY2023 hospice payment update also includes an update to the statutory aggregate cap amount, which limits the overall payments per patient that are made annually. The cap amount for FY2023 is $32,487.

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

We have also received from many of the states in which we operate a supplemental Medicaid payment to help mitigate the incremental costs resulting from the COVID-19 public health emergency. For the years ended December 31, 2022, 2021 and 2020, we have recorded $19,442,000, $20,482,000 and $26,179,000, respectively, due to these supplemental Medicaid payments. We have recorded these payments in net patient revenues in our consolidated statements of operations.

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

As we continue to expand into all areas of senior health care, we monitor proposed or existing competing operations. Our development goal is to link our skilled nursing facilities with our senior living communities, home health and hospice operations, and behavioral health hospitals; therefore, obtaining a competitive advantage for our operations.

Human Capital

Employees

As of December 31, 2022, we had 12,355 full-time and part-time employees (“partners”) through our Administrative Services Contractor (National Health Corporation). None of our partners were represented by a collective bargaining agreement. We believe relations with our partners are good. Our partners are guided by NHC’s Code of Conduct, and they take pride in their work. The Company’s partners appreciate different perspectives and embrace the opportunity to work with those of diverse backgrounds.

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

We also conduct an "Administrator in Training" course, which is 24 months in duration, for the professional training of skilled nursing facility administrators. Presently, we have three (two male and one female) full–time individuals in this program. All six of our regional vice presidents and 50 of our 68 health care center administrators are graduates of this program.

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

Risks Relating to Our Operations

COVID-19 and other pandemics, epidemics, or outbreaks of a contagious illness may adversely affect our operating results, cash flows and financial condition. The COVID-19 pandemic has had a negative impact and is expected to continue to have a negative impact on our business and results of operations. Although vaccines for the COVID-19 virus are widely available in the United States, COVID-19 cases remain high in some areas. According to the Centers for Disease Control and Prevention, older adults and people with certain underlying medical conditions are at higher risk for serious illness and death from COVID-19.

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

We depend on reimbursement from Medicare, Medicaid and other third–party payors, and reimbursement rates from such payors may be reduced. We derive a substantial portion of our revenue from third–party payors, including the Medicare and Medicaid programs. Third–party payor programs are highly regulated and are subject to frequent and substantial changes. Changes in the reimbursement rate or methods of payment from third–party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for our services has in the past, and could in the future, result in a substantial reduction in our revenues and operating margins. For example, the Budget Control Act of 2011 requires automatic spending reductions to reduce the federal deficit, imposing Medicare spending reductions of up to 2% per fiscal year, with a uniform percentage across all Medicare programs. CMS began imposing a 2% reduction on Medicare claims in 2013, and these reductions have been extended through 2030. The CARES Act and related legislation temporarily suspended this 2% reduction through March 31, 2022, and reduced the sequestration adjustment from 2% to 1% from April 1 through June 30, 2022. The full 2% reduction took effect July 1, 2022.

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

The industry trend toward value-based purchasing may negatively impact our revenues. There continues to be a growing trend in the healthcare industry among both government and commercial payors toward value-based purchasing of healthcare services. Value-based purchasing programs emphasize quality and efficiency of services, rather than volume of services. For example, CMS reimburses SNF providers using the PDPM, a payment methodology that classifies patients into payment groups based on clinical factors using diagnosis codes rather than by volume of services. In addition, CMS requires SNFs, home health agencies and hospices to report quality data in order to receive full reimbursement. Failure to report quality data or poor performance may negatively impact the amount of reimbursement received. CMS publishes quality measure data online through its Care Compare website, to allow the public to search and compare data for Medicare-certified providers.

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

The staffing level required to receive a 5-star rating in the CMS Nursing Home Five Star Quality Rating System is determined based on analysis of the relationship between staffing levels and measures of nursing home quality. CMS places a strong emphasis on registered nurse (“RN”) staffing. The overall and RN staffing ratings are set to one star for nursing homes that report four or more days in the quarter with no RN on-site. Finally, staffing ratings are not suppressed for nursing homes that have five or more days with residents and no nurse staffing hours reported. CMS posts information on nursing home staffing measures on the Care Compare website including staff turnover rates and weekend staffing levels. This new data has been incorporated into the Nursing Home Five Star Quality Rating System.

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

Upkeep of healthcare properties is capital intensive, requiring us to continually direct financial resources to the maintenance and enhancement of our physical plant and equipment. As of December 31, 2022, we leased or owned 59 skilled nursing facilities, 20 assisted living facilities, and four independent living facilities. Our ability to maintain and enhance our physical plant and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit a substantial portion of our free cash flow to continued investment in our physical plant and equipment. Certain of our competitors may operate centers that are not as old as our centers, or may appear more modernized than our centers, and therefore may be more attractive to prospective customers. In addition, the cost to replace our existing centers through acquisition or construction is substantially higher than the carrying value of our centers. We are undertaking a process to allocate more aggressive capital spending within our owned and leased facilities in an effort to address issues that arise in connection with an aging physical plant.

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

We are unable to predict the ultimate impact of COVID-19 pandemic stimulus or relief legislation or the effect that such legislation or other government responses intended to assist healthcare providers in responding to the COVID-19 pandemic may have on our business, financial condition, results of operations, or cash flows. In response to the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients and to provide financial relief to healthcare providers. Together, the CARES Act, the Paycheck Protection Program and Health Care Enhancement Act (“PPPHCE Act”), the Consolidated Appropriations Act, 2021 (“CAA”) and the American Rescue Plan Act of 2021 authorized over $186 billion in funding to be distributed to health care providers through the Provider Relief Fund. These funds were intended to reimburse eligible providers, including public entities and Medicare and/or Medicaid-enrolled providers and suppliers, for healthcare-related expenses or lost revenues attributable to COVID-19. Recipients were not required to repay these funds, provided that they attest to and comply with certain terms and conditions, including not using Provider Relief Fund payments to reimburse expenses or losses that other sources are obligated to reimburse and submitting reports as required by HHS. Recipients of Provider Relief Fund payments are subject to audit requirements, and we expect that recipients of funds from the Provider Relief Fund will be subject to significant scrutiny by the federal government. We have structured our use of these funds in accordance with the terms and conditions, but federal regulators may disagree with our interpretation of these terms and conditions and require that we repay some or all amounts received at our facilities or impose other penalties.

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

There is still a high degree of uncertainty surrounding the implementation of the CARES Act and related legislation passed in response to the COVID-19 pandemic, and the pandemic continues to evolve. Some of the measures allowing for flexibility in delivery of care and various financial supports for health care providers are available only for the duration of the national public health emergency (“PHE”) declared by HHS as a result of the pandemic.  The Biden administration announced on January 30, 2023 that the COVID-19 public health emergency is set to end on May 11, 2023. The federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional measures will be enacted or their impact. There can be no assurance as to the total amount of financial and other types of assistance we will ultimately receive under stimulus and relief legislation, and it is difficult to predict the impact of such legislation on our operations. Further, there can be no assurance that the terms and conditions of the Provider Relief Fund or other programs will not change in ways that affect funding we may receive, our ability to comply with such terms and conditions in the future or our eligibility to participate. We continue to assess the potential impact of COVID-19 and government responses to the pandemic, including the enactment and implementation of the CARES Act and related legislation on our business, financial condition, results of operations and cash flows.

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

In addition, health care providers and industry participants are also subject to a growing number of requirements intended to promote the interoperability and exchange of patient health information. For example, most health care providers and certain other entities are subject to information blocking restrictions pursuant to the 21st Century Cures Act that prohibit practices that are likely to interfere with the access, exchange or use of electronic health information, except as required by law or specified by HHS as a reasonable and necessary activity.

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

We are subject to federal and state income taxes.  Changes in tax laws and regulations or the interpretation of such laws could adversely affect our position on income taxes and estimated income liabilities.  Uncertain tax positions may arise where tax laws may allow for alternative interpretations or where the timing of recognition of income is subject to judgment. We believe we have adequate provisions for unrecognized tax benefits related to uncertain tax positions. Although we believe we have accurately estimated our tax liabilities, uncertainty of interpretation by various tax authorities and the possibility that there are issues that have not been recognized by management could result in additional tax liability. We believe that our liabilities reflect the anticipated outcome of known uncertain tax positions in conformity with ASC Topic 740 Income Taxes.

We are also subject to regular reviews, examinations, and audits by the Internal Revenue Service and other taxing authorities with respect to our taxes. There are uncertainties and ambiguities in the application of the Tax Cuts and Jobs Act of 2017 ("Tax Act") and it is possible that the IRS could issue subsequent guidance or take positions on audit that differ from our interpretations and assumptions. Although we believe our tax estimates are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties. Our effective tax rate could be adversely affected by changes in the mix of earnings in states with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, change in tax laws and regulations, changes in our interpretations of tax laws, including the Tax Act. Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability. There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our results of operations and financial position.

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

Cybersecurity risks could harm our ability to operate effectively. Cybersecurity refers to the combination of technologies, processes and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We rely on our information systems to provide security for processing, transmission and storage of confidential patient, resident, employee, other consumer information, such as personally identifiable information, including information relating to health protected by HIPAA. Although we have taken steps to protect the security of our information systems, medical devices that store sensitive data, and the data maintained in those systems and devices, it is possible that our safety and security measures will not prevent improper functioning or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. We may be at increased risk because we outsource certain services or functions to, or have systems that interface with, third parties. Some of these third parties may store or have access to our data and may not have effective controls, processes, or practices to protect our information from attack, damage, or unauthorized access. A breach or attack, including those caused by updates and other releases, affecting any of these third parties could harm our business. In addition, the COVID-19 pandemic may have an adverse impact on our information technology systems and our ability to securely preserve confidential information, including risks associated with telecommuting issues when our employees work remotely.

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

We may not be able to meet all our capital needs. We cannot assure you that our business will generate cash flow from operations that anticipated revenue growth and improvement of operating efficiencies will be realized or that future borrowings will be available to us in an amount sufficient to enable us to service any future indebtedness or to fund our other liquidity needs. We may need to incur indebtedness, sell assets, or make certain discretionary capital expenditures.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Skilled Nursing Facilities
State	City	Center Name	Affiliation	Licensed Beds
Alabama	Anniston	NHC HealthCare, Anniston	Leased(1)	151
	Moulton	NHC HealthCare, Moulton	Leased(1)	136

Georgia	Fort Oglethorpe	NHC HealthCare, Fort Oglethorpe	Owned	135
	Rossville	NHC HealthCare, Rossville	Owned	112

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	194

Missouri	Desloge	NHC HealthCare, Desloge	Leased(1)	120
	Independence	The Villages of Jackson Creek	Leased	120
	Independence	The Villages of Jackson Creek Memory Care	Leased	70
	Joplin	NHC HealthCare, Joplin	Leased(1)	126
	Kennett	NHC HealthCare, Kennett	Leased(1)	170
	Macon	Macon Health Care Center	Owned	120
	Osage Beach	Osage Beach Rehabilitation and Health Care Center	Owned	94
	St. Charles	NHC HealthCare, St. Charles	Leased(1)	120
	St. Louis	NHC HealthCare, Maryland Heights	Leased(1)	220
	St. Peters	Villages of St. Peters	Leased	130
	Springfield	Springfield Rehabilitation and Health Care Center	Leased	146
	West Plains	NHC HealthCare, West Plains	Owned	114

South Carolina	Anderson	NHC HealthCare, Anderson	Leased(1)	290
	Bluffton	NHC HealthCare, Bluffton	Owned	120
	Charleston	NHC HealthCare, Charleston	Owned	132
	Clinton	NHC HealthCare, Clinton	Owned	131
	Columbia	NHC HealthCare, Parklane	Owned	180
	Greenwood	NHC HealthCare, Greenwood	Leased(1)	152
	Greenville	NHC HealthCare, Greenville	Owned	176
	Laurens	NHC HealthCare, Laurens	Leased(1)	176
	Lexington	NHC HealthCare, Lexington	Owned	170
	Mauldin	NHC HealthCare, Mauldin	Owned	180
	Murrells Inlet	NHC HealthCare, Garden City	Owned	148
	North Augusta	NHC HealthCare, North Augusta	Owned	192
	Sumter	NHC HealthCare, Sumter	Managed	138

Tennessee	Athens	NHC HealthCare, Athens	Leased(1)	86
	Chattanooga	NHC HealthCare, Chattanooga	Leased(1)	200
	Columbia	NHC HealthCare, Columbia	Owned	106
	Columbia	NHC-Maury Regional Transitional Care Center	Owned	112
	Cookeville	NHC HealthCare, Cookeville	Managed	104
	Dickson	NHC HealthCare, Dickson	Leased(1)	191
	Dunlap	NHC HealthCare, Sequatchie	Leased(1)	110
	Farragut	NHC HealthCare, Farragut	Owned	106
	Franklin	NHC Place, Cool Springs	Owned	180
	Franklin	NHC HealthCare, Franklin	Leased(1)	80
	Gallatin	NHC Place, Sumner	Owned	92
	Hendersonville	NHC HealthCare, Hendersonville	Leased(1)	122
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	167
	Kingsport	NHC HealthCare, Kingsport	Owned	90
	Knoxville	NHC HealthCare, Fort Sanders	Owned	166
	Knoxville	Holston Health & Rehabilitation Center	Owned	94
	Knoxville	NHC HealthCare, Knoxville	Owned	127
	Lawrenceburg	NHC HealthCare, Lawrenceburg	Managed	96
	Lawrenceburg	NHC HealthCare, Scott	Leased(1)	60
	Lewisburg	NHC HealthCare, Lewisburg	Leased(1)	100
	Lewisburg	NHC HealthCare, Oakwood	Leased(1)	60
	McMinnville	NHC HealthCare, McMinnville	Leased(1)	115
	Milan	NHC HealthCare, Milan	Leased(1)	117
	Murfreesboro	AdamsPlace	Owned	90
	Murfreesboro	NHC HealthCare, Murfreesboro	Managed	181
	Nashville	Lakeshore, Heartland	Managed	66
	Nashville	Lakeshore, The Meadows	Managed	113
	Nashville	The Health Center of Richland Place	Managed	107
	Nashville	NHC Place at The Trace	Owned	90
	Nashville	West Meade Place	Managed	120
	Oak Ridge	NHC HealthCare, Oak Ridge	Managed	120
	Pulaski	NHC HealthCare, Pulaski	Leased(1)	102
	Smithville	NHC HealthCare, Smithville	Leased(1)	114
	Somerville	NHC HealthCare, Somerville	Leased(1)	72
	Sparta	NHC HealthCare, Sparta	Leased(1)	90
	Springfield	NHC HealthCare, Springfield	Owned	107
	Tullahoma	NHC HealthCare, Tullahoma	Owned	90

Virginia	Bristol	NHC HealthCare, Bristol	Leased(1)	120

Behavioral Health Hospitals
State	City	Center Name	Affiliation	Licensed Beds
Missouri	Maryland Heights	Maryland Heights Center for Behavioral Health	Owned	16
	Osage Beach	Osage Beach Center for Cognitive Disorders	Owned	16

Tennessee	Knoxville	Knoxville Center for Behavioral Medicine	Owned(2)	64

Assisted Living Units

State	City	Center Name	Affiliation	Units
Alabama	Anniston	NHC Place/Anniston	Owned	67

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	12

Missouri	St. Charles	Lake St. Charles Retirement Center	Leased(1)	26
	Independence	The Villages of Jackson Creek	Leased	52
	St. Peters	Villages of St. Peters	Leased	52
	St. Peters	Villages of St. Peters Memory Care	Owned	60

South Carolina	Bluffton	The Palmettos of Bluffton	Owned	78
	Charleston	The Palmettos of Charleston	Owned	60
	Columbia	The Palmettos of Parklane	Owned	75
	Greenville	The Palmettos of Mauldin	Owned	45
	Murrells Inlet	The Palmettos of Garden City	Owned	80

Tennessee	Dickson	NHC HealthCare, Dickson	Leased(1)	20
	Farragut	NHC Place, Farragut	Owned	84
	Farragut	NHC Place, Cavette Hill	Owned	60
	Franklin	NHC Place, Cool Springs	Owned	89
	Gallatin	NHC Place, Sumner	Owned	80
	Murfreesboro	AdamsPlace	Owned	106
	Nashville	Lakeshore Heartland	Managed	9
	Nashville	Lakeshore, The Meadows	Managed	10
	Nashville	Richland Place	Managed	24
	Nashville	The Place at the Trace	Owned	80
	Smithville	NHC HealthCare, Smithville	Leased(1)	6
	Somerville	NHC HealthCare, Somerville	Leased(1)	6

Retirement Apartments

State	City	Retirement Apartments	Affiliation	Units
Missouri	St. Charles	Lake St. Charles Retirement Apts.	Leased(1)	152

Tennessee	Chattanooga	Parkwood Retirement Apartments	Leased(1)	30
	Johnson City	Colonial Hill Retirement Apartments	Leased(1)	63
	Murfreesboro	AdamsPlace	Owned	93
	Nashville	Richland Place Retirement Apts.	Managed	137

Homecare Agencies

State	City	Homecare Agencies
Florida	Chipley	NHC HomeCare of Chipley
	Crawfordville	NHC HomeCare of Crawfordville
	Merritt Island	NHC HomeCare of Merritt Island
	Panama City	NHC HomeCare of Panama City
	Port St. Joe	NHC HomeCare of Port St. Joe
	Quincy	NHC HomeCare of Quincy
	Vero Beach	NHC HomeCare of Vero Beach

South Carolina	Aiken	NHC HomeCare of Aiken
	Anderson	NHC HomeCare of Anderson
	Bluffton	NHC HomeCare of Beaufort
	Greenville	NHC HomeCare of Greenville
	Greenwood	NHC HomeCare of Greenwood
	Laurens	NHC HomeCare of Laurens
	Murrells Inlet	NHC HomeCare of Murrells Inlet
	Summerville	NHC HomeCare of Low Country
	West Columbia	NHC HomeCare of Midlands

Tennessee	Athens	NHC HomeCare of Athens
	Chattanooga	NHC HomeCare of Chattanooga
	Columbia	NHC HomeCare of Columbia
	Cookeville	NHC HomeCare of Cookeville
	Dickson	NHC HomeCare of Dickson
	Franklin	NHC HomeCare of Franklin
	Hendersonville	NHC HomeCare of Hendersonville
	Johnson City	NHC HomeCare of Johnson City
	Knoxville	NHC HomeCare of Knoxville
	Lawrenceburg	NHC HomeCare of Lawrenceburg
	Lewisburg	NHC HomeCare of Lewisburg
	McMinnville	NHC HomeCare of McMinnville
	Milan	NHC HomeCare of Milan
	Murfreesboro	NHC HomeCare of Murfreesboro
	Nashville	Ascension at Home St. Thomas(3)
	Pulaski	NHC HomeCare of Pulaski
	Somerville	NHC HomeCare of Somerville
	Sparta	NHC HomeCare of Sparta
	Springfield	NHC HomeCare of Springfield

Hospice Agencies

State	City	Hospice Agencies
Georgia	Rossville	Caris Healthcare – Rossville

Missouri	St. Louis	Caris Healthcare – St. Louis

South Carolina	Anderson	Caris Healthcare – Anderson
	Bluffton	Caris Healthcare – Bluffton
	Charleston	Caris Healthcare – Charleston
	Columbia	Caris Healthcare – Columbia
	Greenville	Caris Healthcare – Greenville
	Greenwood	Caris Healthcare – Greenwood
	Myrtle Beach	Caris Healthcare – Myrtle Beach
	Sumter	Caris Healthcare – Sumter

Tennessee	Athens	Caris Healthcare – Athens
	Chattanooga	Caris Healthcare – Chattanooga
	Columbia	Caris Healthcare – Columbia
	Cookeville	Caris Healthcare – Cookeville
	Crossville	Caris Healthcare – Crossville
	Dickson	Caris Healthcare – Dickson
	Greeneville	Caris Healthcare – Greeneville
	Johnson City	Caris Healthcare – Johnson City
	Knoxville	Caris Healthcare – Knoxville
	Lenoir City	Caris Healthcare – Lenoir City
	Milan	Caris Healthcare – Milan
	Murfreesboro	Caris Healthcare – Murfreesboro
	Nashville	Caris Healthcare – Nashville
	Sevierville	Caris Healthcare – Sevierville
	Somerville	Caris Healthcare – Somerville
	Springfield	Caris Healthcare – Springfield
	Tullahoma	Caris Healthcare – Tullahoma

Virginia	Big Stone Gap	Caris Healthcare – Big Stone Gap
	Bristol	Caris Healthcare – Bristol

Healthcare Facilities Leased to Others

The following table includes certain information regarding healthcare facilities which are owned by us and leased to others:

Name of Facility	Location	No. of Beds
Skilled Nursing Facilities
Solaris HealthCare North Naples	Naples, FL	60
Solaris HealthCare Coconut Creek	Coconut Creek, FL	120
Solaris HealthCare Daytona	Daytona Beach, FL	73
Solaris HealthCare Imperial	Naples, FL	113
Solaris HealthCare Windermere	Orlando, FL	120
Solaris HealthCare Charlotte Harbor	Port Charlotte, FL	180
The Health Center at Standifer Place	Chattanooga, TN	444
Solaris HealthCare Lake City	Lake City, FL	120
Solaris HealthCare Pensacola	Pensacola, FL	180

Assisted Living		No. of Units
Solaris Senior Living Vero Beach	Vero Beach, FL	135
Solaris Senior Living Merritt Island	Merritt Island, FL	95
Solaris Senior Living Stuart	Stuart, FL	100
Standifer Place Assisted Living	Chattanooga, TN	74

(1)Leased from NHI

(2) Knoxville Center for Behavioral Medicine is owned by separate limited liability companies. The Company owns 65% of the operations entity and owns 89% of the real estate entity.

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

General Litigation

Qui Tam Litigation

United States of America, ex rel. Jennifer Cook and Sally Gaither v. Integrated Behavioral Health, Inc., NHC HealthCare/Moulton, LLC, et al., Case No. 2:20-CV-00877-AMM (N.D. Ala.) This is a qui tam case originally filed under seal on June 22, 2020. The United States declined intervention on March 1, 2021. Thereafter, the Plaintiff filed an amended Complaint against Dr. Sanja Malhotra, Integrated Behavioral Health, Inc. and other entities that Dr. Malhotra is alleged to own or in which he has a financial interest. The Complaint also named multiple skilled nursing facilities as Defendants, including NHC Healthcare/Moulton, LLC, an affiliate of National HealthCare Corporation. The Complaint alleges that nurse practitioners affiliated with Dr. Malhotra provided free services to the facilities in exchange for referrals to entities owned by or in which Dr. Malhotra had a financial interest in violation of the False Claims Act and Anti-Kickback Statute. NHC Healthcare/Moulton, LLC denies the allegations and is vigorously defending the claim. A motion to dismiss was filed on November 4, 2021. On January 28, 2022, the district court stayed this matter and administratively terminated the motion to dismiss pending the U.S. Supreme Court's review of a petition for certiorari filed in an unrelated matter but involving one of the legal arguments raised in the motion to dismiss. The U.S. Supreme Court recently denied the petition for certiorari in the unrelated matter. As a result, NHC Healthcare/Moulton, LLC’s motion to dismiss has been renewed and is now pending before the district court.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed and traded on the NYSE-American exchange under the symbol “NHC.” On December 31, 2022, NHC had approximately 10,750 stockholders, comprised of approximately 2,050 stockholders of record and an additional 8,700 stockholders indicated by security position listings.

Dividend Policy

We do not have a formal dividend policy, but we currently intend to continue to pay regular quarterly dividends to the holders of our common stock. The Company has paid a common dividend since 2004, although there can be no assurances that our quarterly dividends will be declared, paid or increased in the future.

Stock Repurchase Programs

In 2022, the Company purchased 148,547 shares of its common stock for a total cost of $9,903,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	445,144	$66.62	2,042,701
Equity compensation plans not approved by security holders	–	–	–
Total	445,144	$66.62	2,042,701

The following graph and chart compare the cumulative total stockholder return for the period from January 1, 2018 through December 31, 2022 on an investment of $100 in (i) NHC’s common stock, (ii) the Standard & Poor’s 500 Stock Index ("S&P 500 Index") and (iii) the Standard & Poor’s Health Care Index ("S&P Health Care Index"). Cumulative total stockholder return assumes the reinvestment of all dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

National HealthCare Corporation, which we also refer to as NHC or the Company, is a leading provider of post–acute care and senior health care services. At December 31, 2022, we operate or manage 68 skilled nursing facilities with 8,726 1icensed beds, 23 assisted living facilities with 1,181 units, five independent living facilities, three behavioral health hospitals, 35 homecare agencies, and 29 hospice agencies located in 8 states. In addition, we provide management services, accounting and financial services, and insurance services to third party operators of healthcare properties. We also own the real estate of 13 healthcare properties and lease these properties to third party operators.

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

At this time, we are not able to quantify the impact that the COVID-19 pandemic will have on our future financial results. We have received and may continue to receive payments and advances from the various federal and state initiatives. These legislative initiatives have been beneficial to partially mitigate the impact of the COVID-19 pandemic on our results of operations and financial position to date.

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

The Provider Relief Fund grants come with terms and condition certifications in which all providers are required to submit documents to ensure the funds are used for healthcare-related expenses or lost revenue attributable to COVID-19. The Company recorded $11,457,000, $63,360,000 and $47,505,000 of government stimulus income from the Provider Relief Funds for the years ended December 31, 2022, 2021 and 2020, respectively.  The grant income was determined on a systemic basis in line with the recognition of specific expenses and lost revenues for which the grants are intended to compensate. The Company’s assessment of whether the terms and conditions for amounts received have been met for income recognition and the Company’s related income calculation considered all frequently asked questions and other interpretive guidance issued to date by HHS.

Additionally, as part of the CARES Act, the legislation included an expansion of the Medicare Accelerated and Advance Payment Program. In the second quarter of 2020, we received approximately $51,253,000 as part of this program. These funds began to be applied against claims for services provided to Medicare patients after approximately one year from the date we received the funds. The Company repaid $36,231,000 of the funds in 2021 and the remaining $15,022,000 of the funds in 2022.

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

The CARES Act also temporarily permitted employers to defer the deposit and payment of the employer’s portion of the social security taxes (6.2% of employee wages) that otherwise would have been due between March 27, 2020 and December 31, 2020. The provision requires that the deferred taxes be paid over a two-year period with half the amount required to be paid by December 31, 2021, and the other half by December 31, 2022. The Company paid $10,613,000 during the year ended December 31, 2021 and the remaining $10,545,000 during the year ended December 31, 2022.

Executive Summary

Earnings

To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues. Inflationary increases in our costs may cause net earnings from patient services to decline.

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for 2022 was 83.8% compared to 80.6% in 2021 and 83.6% in 2020.

Due to the pandemic, as well as the increased strain the pandemic has caused on America's healthcare labor shortage, the challenge of maintaining desirable patient census levels has been amplified. Management has undertaken a number of steps in order to best position our current and future operations. This includes working internally to examine and improve systems to be most responsive to referral sources and payors, as well as find creative initiatives to retain and attract qualified healthcare professionals. Additionally, NHC is in various stages of partnerships with hospital systems, payors, and other post–acute alliances to better position ourselves so we are an active participant in the delivery of post-acute healthcare services.

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

In July 2022, CMS launched its enhanced Five-Star Quality Rating System which integrated weekend staffing rates for nurses and information on annual turnover among nurses and administrators. The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of December 31, 2022:

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

Type of Operation	Description	Size	Location	Placed in Service
Skilled Nursing	Acquisition	166 beds	Knoxville, TN	February 2020
Assisted Living	Bed Addition	20 beds	Gallatin, TN	September 2020
Skilled Nursing	Bed Addition	30 beds	Kingsport, TN	December 2020
Hospice	Acquisition	28 agencies	Various	June 2021
Homecare	New Agency	1 agency	Anderson, SC	January 2022
Hospice	New Agency	1 agency	Tullahoma, TN	March 2022
Behavioral Health Hospital	New Facility	64 beds	Knoxville, TN	April 2022
Behavioral Health Hospital	New Facility	16 beds	St. Louis, MO	June 2022

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $102,469,000 and $98,048,000 at December 31, 2022 and 2021, respectively, and are a primary area of management focus. We have set aside restricted cash and restricted marketable securities to fund our professional liability and workers’ compensation reserves.

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

The following tables set forth the Company’s consolidated statements of operations by business segment (in thousands):

	Year Ended December 31, 2022
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$900,231	$128,854	$–	$1,029,085
Other revenues	136	–	45,060	45,196
Government stimulus income	11,457	–	–	11,457
Net operating revenues and grant income	911,824	128,854	45,060	1,085,738

Costs and Expenses:
Salaries, wages and benefits	580,707	77,688	27,774	686,169
Other operating	251,355	26,319	11,698	289,372
Facility rent	32,956	2,327	5,694	40,977
Depreciation and amortization	36,522	691	3,276	40,489
Interest	563	–	–	563
Recovery of assets	–	–	(3,728)	(3,728)
Total costs and expenses	902,103	107,025	44,714	1,053,842

Income before non-operating income	9,721	21,829	346	31,896
Non-operating income	–	–	11,141	11,141
Unrealized losses on marketable equity securities	–	–	(15,806)	(15,806)

Income (loss) before income taxes	$9,721	$21,829	$(4,319)	$27,231

	Year Ended December 31, 2021
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$868,687	$96,855	$–	$965,542
Other revenues	386	–	45,014	45,400
Government stimulus income	63,360	–	–	63,360
Net operating revenues and grant income	932,433	96,855	45,014	1,074,302

Costs and Expenses:
Salaries, wages and benefits	557,604	59,226	49,233	666,063
Other operating	238,354	16,053	12,347	266,754
Facility rent	32,819	2,064	5,935	40,818
Depreciation and amortization	36,890	443	3,339	40,672
Interest	845	–	–	845
Impairment of assets	4,497	–	3,728	8,225
Total costs and expenses	871,009	77,786	74,582	1,023,377

Income (loss) before non-operating income	61,424	19,069	(29,568)	50,925
Non-operating income	–	–	17,774	17,774
Gain on acquisition of equity method investment	–	–	95,202	95,202
Unrealized losses on marketable equity securities	–	–	(13,863)	(13,863)

Income before income taxes	$61,424	$19,069	$69,545	$150,038

	Year Ended December 31, 2020
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$879,693	$52,102	$–	$931,795
Other revenues	3,403	–	45,514	48,917
Government stimulus income	47,505	–	–	47,505
Net operating revenues and grant income	930,601	52,102	45,514	1,028,217

Costs and Expenses:
Salaries, wages and benefits	546,188	37,377	37,427	620,992
Other operating	254,230	10,416	10,513	275,159
Facility rent	33,090	1,802	5,602	40,494
Depreciation and amortization	38,217	377	3,424	42,018
Interest	1,374	–	25	1,399
Total costs and expenses	873,099	49,972	56,991	980,062

Income (loss) before non-operating income	57,502	2,130	(11,477)	48,155
Non-operating income	–	–	26,527	26,527
Gain on acquisition of equity method investment	–	–	1,707	1,707
Unrealized losses on marketable equity securities	–	–	(23,966)	(23,966)

Income (loss) before income taxes	$57,502	$2,130	$(7,209)	$52,423

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

Specifically, the Company believes the presentation of non-GAAP financial information should exclude the following items: the unrealized gains or losses on our marketable equity securities, operating results for the newly constructed healthcare facilities not at full capacity, any gains on the acquisition of equity method investments, gains on the sale of healthcare facilities, stock-based compensation expense, and impairments or recoveries of long-lived assets and notes receivable.

The operating results for the start-up operations not at full capacity include the following: for the year ended December 31, 2022, included are operations that began from 2020 to 2022, which is two behavioral health hospitals, one hospice agency, and one homecare agency. For the year ended December 31, 2021, included are facilities that began operations from 2019 to 2021, which is one memory care facility and two behavioral health hospitals. For the year ended December 31, 2020, included are facilities that began operations from 2018 to 2020, which is one memory care facility.

The table below provides reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Net income attributable to National HealthCare Corporation	$22,445	$138,590	$41,871
Non-GAAP adjustments:
Unrealized losses on marketable equity securities	15,806	13,863	23,966
Gain on sale of real estate/healthcare facilities	–	–	(2,784)
Gain on acquisition of equity method investment	–	(95,202)	(1,707)
Stock-based compensation expense	2,612	2,620	2,453
Operating results for newly-opened operations not at full capacity	5,416	922	602
Impairment (recovery) of assets	(3,728)	8,225	–
Income tax benefit on non-GAAP adjustments	(5,228)	(6,373)	(5,858)
Non-GAAP Net Income	$37,323	$62,645	$58,543

GAAP diluted earnings per share	$1.45	$8.99	$2.72
Non-GAAP adjustments:
Unrealized losses on marketable equity securities	0.76	0.67	1.15
Gain on sale of real estate/healthcare facilities	–	–	(0.13)
Gain on acquisition of equity method investment	–	(6.16)	(0.08)
Stock-based compensation expense	0.13	0.13	0.12
Operating results for newly-opened operations not at full capacity	0.26	0.04	0.03
Impairment (recovery) of assets	(0.18)	0.39	–
Non-GAAP diluted earnings per share	$2.42	$4.06	$3.81

Results of Operations

The following table and discussion set forth items from the consolidated statements of operations as a percentage of net operating revenues and grant income for the years ended December 31, 2022, 2021 and 2020.

Percentage of Net Operating Revenues

	Year Ended December 31,
	2022	2021	2020
Revenues:
Net patient revenues	94.8%	89.9%	90.6%
Other revenues	4.2	4.2	4.8
Government stimulus income	1.0	5.9	4.6
Net operating revenues and grant income	100.0	100.0	100.0
Costs and Expenses:
Salaries, wages and benefits	63.2	62.0	60.4
Other operating	26.6	24.8	26.8
Facility rent	3.8	3.8	3.9
Depreciation and amortization	3.7	3.8	4.1
Interest	0.1	0.1	0.1
Impairment (recovery) of assets	(0.3)	0.8	–
Total costs and expenses	97.1	95.3	95.3
Income from operations	2.9	4.7	4.7
Non–operating income	1.0	1.7	2.6
Gain on acquisition of equity method investments	–	8.8	0.1
Unrealized losses on marketable equity securities	(1.4)	(1.3)	(2.3)
Income before income taxes	2.5	13.9	5.1
Income tax provision	(0.7)	(1.0)	(1.0)
Net income	1.8	12.9	4.1
Net loss attributable to noncontrolling interest	0.3	0.0	0.0
Net income attributable to common stockholders of NHC	2.1%	12.9%	4.1%

The following table sets forth the increase or (decrease) in certain items from the consolidated statements of operations as compared to the prior period (dollars in thousands).

Period to Period Increase (Decrease)

	2022 vs. 2021		2021 vs. 2020
	Amount	Percent	Amount	Percent
Revenues:
Net patient revenues	$63,543	6.6%	$33,747	3.6%
Other revenues	(204)	(0.4)	(3,517)	(7.2)
Government stimulus income	(51,903)	(81.9)	15,855	33.4
Net operating revenues and grant income	11,436	1.1	46,085	4.5
Costs and Expenses:
Salaries, wages and benefits	20,106	3.0	45,071	7.3
Other operating	22,618	8.5	(8,405)	(3.1)
Facility rent	159	0.4	324	0.8
Depreciation and amortization	(183)	(0.4)	(1,346)	(3.2)
Interest	(282)	(33.4)	(554)	(39.6)
Impairment (recovery) of assets	(11,953)	(145.3)	8,225	100.0
Total costs and expenses	30,465	3.0	43,315	4.4
Income from operations	(19,029)	(37.4)	2,770	5.8
Non–operating income	(6,633)	(37.3)	(8,753)	(33.0)
Gain on acquisition of equity method investment	(95,202)	(100.0)	93,495	5,477.2
Unrealized losses on marketable equity securities	(1,943)	(14.0)	10,103	42.2
Income before income taxes	(122,807)	(81.9)	97,615	186.2
Income tax provision	3,697	33.8	(518)	(5.0)
Net income	(119,110)	(85.6)	97,097	231.2
Net income attributable to noncontrolling interest	2,965	596.6	(378)	(317.6)
Net income attributable to common stockholders of NHC	$(116,145)	(83.8)%	$96,719	231.0%

2022 Compared to 2021

Results for the year ended December 31, 2022 compared to 2021 include a 1.1% increase in net operating revenues and grant income. The net operating revenues and grant income increase is primarily driven by the June 2021 acquisition of Caris hospice and the continued occupancy increase in our skilled nursing facilities. These increases were offset by the reduction in government stimulus income of $51.9 million for the year ended December 31, 2022 compared to 2021.

For the year ended December 31, 2022, GAAP net income attributable to NHC was $22,445,000 compared to net income of $138,590,000 for the same period in 2021. The large decrease in our reported GAAP net income for 2022 was primarily due to the $95.2 million gain recorded in 2021 from the acquisition of Caris. Excluding the gain on the Caris acquisition, as well as the unrealized losses in our marketable equity securities portfolio and the other non-GAAP adjustments, non-GAAP net income for the year ended December 31, 2022 was $37,323,000 compared to $62,645,000 for the year ended December 31, 2021. The decrease in adjusted net income for the year ended December 31, 2022 compared to 2021 is primarily due to the $51.9 million less government stimulus income recorded during the 2022 period. We also continue to incur inflationary wage pressures within all areas of our operations.

Net operating revenues and grant income

Net patient revenues totaled $1,029,085,000, an increase of $63,543,000, or 6.6%, compared to the prior year. Included in net patient revenues for the year ended December 31, 2022 and 2021, respectively, is $19,442,000 and $20,482,000 of COVID-19 supplemental Medicaid payments that were received to help mitigate the incremental costs in fighting the public health emergency.

The overall average census in owned and leased skilled nursing facilities for 2022 was 83.8% compared to 80.6% in 2021. The composite skilled nursing facility per diem increased 2.3% in 2022 compared to 2021. Medicare and managed care per diem rates increased 2.3% and 6.0%, respectively, in 2022 compared to 2021. Medicaid and private pay per diem rates increased 3.0% and 4.7%, respectively, in 2022 compared to 2021.

In June 2021, the Company acquired the remaining ownership interest in Caris, which resulted in net patient revenues increasing $31,566,000 for the year ended December 31, 2022 compared to the prior year. In September 2022, the Company transferred the operations of seven skilled nursing facilities located in Massachusetts and New Hampshire resulting in net patient revenues decreasing $18,732,000 for the year ended December 31, 2022 compared to the prior year.

Other revenues in 2022 were $45,196,000, a decrease of $204,000, or 0.4%, as further detailed in Note 4 to our consolidated financial statements.

For the years ended December 31, 2022 and 2021, respectively, we recorded $11,457,000 and $63,360,000 in government stimulus income related to funds received from the CARES Act Provider Relief Fund.

Total costs and expenses

Total costs and expenses for 2022 increased $30,465,000, or 3.0%, to $1,053,842,000 from $1,023,377,000 in 2021.

Salaries, wages, and benefits increased $20,106,000, or 3.0%, to $686,169,000 from $666,063,000. Salaries, wages, and benefits as a percentage of net operating revenues and grant income was 63.2% compared to 62.0% for the years ended December 31, 2022 and 2021, respectively. Our Caris acquisition in June 2021 increased salaries, wages, and benefits $19,040,000 for the year ended December 31, 2022 compared to 2021. We continue to face workforce and labor shortages within all of our operations, which increases wage pressure in regards to retaining and attracting qualified healthcare partners (employees). The labor and workforce challenges have resulted in us contracting with agency nurse staffing companies. The agency nurse staffing companies charge inflated hourly rates; therefore, we are working diligently to find solutions to reduce and eliminate the agency nurse staffing within our healthcare operations. For the year ended December 31, 2022, our agency nurse staffing expenses were $68,875,000 compared to $36,391,000 for the 2021 year. In September 2022, the Company transferred the operations of seven skilled nursing facilities located in Massachusetts and New Hampshire resulting in salaries, wages, and benefits decreasing $18,053,000 for the year ended December 31, 2022 compared to the prior year.

Other operating expenses increased $22,618,000, or 8.5%, to $289,372,000 for the year ended December 31, 2022 compared to $266,754,000 for the prior year. Other operating expenses as a percentage of net operating revenues and grant income was 26.7% and 24.8% for the years ended December 31, 2022 and 2021, respectively. Our Caris acquisition increased other operating expenses $10,190,000 for the year ended December 31, 2022 compared to the prior year. The transfer of the operations of the seven skilled nursing facilities located in Massachusetts and New Hampshire, as noted above, resulted in other operating expenses decreasing $6,859,000 for the year ended December 31, 2022 compared to the prior year. We incurred increased expenses from our professional liability actuarial report in the fourth quarter of 2022 compared to the prior year of $3,284,000. We also continue to face inflationary pressures in certain categories within other operating expenses as well, such as food/dietary supplies and drugs/pharmaceutical supplies.

Facility rent expense increased $159,000, or 0.4%, to $40,977,000. Depreciation and amortization decreased 0.4% to $40,489,000. Interest expense decreased $282,000 to $563,000 in 2022 from $845,000 in 2021. At December 31, 2022, we have no outstanding long-term debt.

During 2022, we had a note receivable recovery of $3,728,000.

Other income

Non–operating income decreased by $6,633,000, or 37.3% to $11,141,000 compared to the prior year, as further detailed in Note 5 to our consolidated financial statements. The decrease in our non-operating income is due to the June 2021 acquisition of Caris. Prior to the June 2021 acquisition date, Caris was our most significant equity method investment with a 75.1% non-controlling ownership interest. From the respective acquisition date, Caris’ financial information is now included in the Company’s consolidated financial statements and is no longer accounted for as an equity method investment.

In June 2021, a gain of $95,202,000 was recorded on the acquisition of the remaining ownership interest of Caris. We previously held a noncontrolling interest in the partnership. Upon acquiring the remaining ownership interest in Caris, we valued the business and our previously held equity position (75.1%) based upon Caris' fair value at the acquisition date.

We recorded unrealized losses in the amount of $15,806,000 for the decrease in fair value of our marketable equity securities portfolio for the year ended December 31, 2022. The marketable equity securities portfolio consists mainly of publicly-traded healthcare REIT’s and other blue-chip public companies held within our insurance companies.

Income taxes

The income tax provision for 2022 is $7,254,000 (an effective income tax rate of 26.6%).

2021 Compared to 2020

Results for the year ended December 31, 2021 compared to 2020 include a 4.5% increase in net operating revenues and grant income and a 231.2% increase in net income attributable to NHC.  For the year ended December 31, 2021, GAAP net income attributable to NHC was $138,590,000 compared to net income of $41,871,000 for the same period in 2020.  The large increase in our reported GAAP 2021 net income compared to 2020 is primarily due to the $95.2 million gain recorded from the acquisition of Caris, a hospice provider. Excluding the gain on the Caris acquisition, as well as the unrealized losses in our marketable equity securities portfolio and the other non-GAAP adjustments, non-GAAP net income for the year ended December 31, 2021 was $62,645,000 compared to $58,543,000 for the year ended December 31, 2020.

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

Other revenues in 2021 were $45,400,000, a decrease of $3,517,000, or 7.2%, as further detailed in Note 4 of the consolidated financial statements.

For the years ended December 31, 2021 and 2020, respectively, we recorded $63,360,000 and $47,505,000 in government stimulus income related to funds received from the Provider Relief Fund. At December 31, 2021, we have not recognized as income $9,443,000 of Provider Relief Funds that are reflected in the current liability section of our consolidated balance sheet (provider relief funds) and used these funds in 2022. See Note 2 for additional information.

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

Salaries, wages and benefits, the largest operating costs of the company, increased $45,071,000, or 7.3%, to $666,063,000 from $620,992,000. Our salaries and wages were 62.0% and 60.4% of net operating revenues and grant income for 2021 and 2020, respectively. Our Caris acquisition in June 2021 increased salaries, wages, and benefits $20,754,000 for the year ended December 31, 2021 compared to 2020. We incurred COVID-related incentive pay (or combat pay) in the amount of $11,010,000 for the year ended December 31, 2021 compared to $15,224,000 for 2020. We continue to face tremendous workforce and labor shortages within all of our operations, which increases wage pressure and inflation in regards to retaining and attracting qualified healthcare partners (employees). With the workforce environment being so challenging, the largest expense increase from a labor standpoint is in our agency nurse staffing. For the year ended December 31, 2021, our agency nurse staffing expenses were $36,391,000 compared to $11,686,000 for the 2020 year.

Other operating expenses decreased $8,405,000, or 3.1%, to $266,754,000 for 2021 compared to $275,159,000 in 2020. These costs were 24.8% and 26.8% of net operating revenues and grant income for 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, respectively, we incurred $10,545,000 and $32,450,000 in COVID-19 related expenses in purchasing personal protective equipment, sanitizers and infection control supplies, and lab and testing supplies. Our Caris acquisition increased other operating expenses $8,368,000 for the year ended December 31, 2021 compared to 2020.

Facility rent expense decreased $324,000, or 0.8%, to $40,818,000. Depreciation and amortization decreased 3.2% to $40,672,000.

Interest expense decreased $554,000 to $845,000 in 2021 from $1,399,000 in 2020. At December 31, 2021, we have no outstanding long-term debt.

Other income

Non–operating income in 2021 decreased $8,753,000, or 33.0% to $17,744,000, as further detailed in Note 5 of the consolidated financial statements. The decrease is due to our June 2021 acquisition of Caris. From the respective acquisition date, we no longer record any equity in earnings from our Caris investment. Caris' financial information (revenues and expenses) is now included in the Company's consolidated financial statements.

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

Income taxes

The income tax provision for 2021 is $10,951,000 (an effective income tax rate of 7.3%). The income tax provision and effective tax rate for 2021 were favorably impacted by the nontaxable revaluation gain related to the Caris acquisition resulting in a benefit to the provision of $19,758,000 or 13.2% of income before income taxes. The income tax provision and effective tax rate for 2021 were also favorably impacted by the statute of limitation expirations resulting in a benefit to the provision of $1,901,000 or 1.3% of income before taxes in 2021.

Liquidity, Capital Resources and Financial Condition

Sources and Uses of Funds

Our primary sources of cash include revenues from the operations of our healthcare operations, management and accounting services, rental income, and investment income. Our primary uses of cash include salaries, wages and other operating costs of our healthcare operations, the cost of additions to and acquisitions of real property, facility rent expenses, and dividend distributions. These sources and uses of cash are reflected in our interim condensed consolidated statements of cash flows and are discussed in further detail below.

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Year Ended		One Year Change		Year Ended		One Year Change
	12/31/22	12/31/21	$	%	12/31/21	12/31/20	$	%
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	$119,743	$158,502	$(38,759)	(24.5)	$158,502	$61,010	$97,492	159.8

Cash provided by operating activities	8,742	62,394	(53,652)	(86.0)	62,394	203,259	(140,865)	(69.3)

Cash used in investing activities	(5,978)	(65,889)	59,911	90.9	(65,889)	(63,878)	(2,011)	(3.1)

Cash used in financing activities	(47,642)	(35,264)	(12,378)	(35.1)	(35,264)	(41,889)	6,625	15.8

Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$74,865	$119,743	$(44,878)	(37.5)	$119,743	$158,502	$(38,759)	(24.5)

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2022 was $8,742,000 as compared to $62,394,000 and $203,259,000 for the years ended December 31, 2021 and 2020, respectively. Cash provided by operating activities consisted of net income of $19,977,000 and adjustments for non–cash items of $60,697,000. There was cash used for working capital in the amount of $73,697,000 for the year ended December 31, 2022 compared to 40,738,000 in 2021. We received cash distributions from our unconsolidated investments of $439,000 during the year ended December 31, 2022, compared to $6,314,000 in the prior year.

Included in the adjustments for non-cash items are depreciation expense, equity in earnings of unconsolidated investments, unrealized losses on our marketable equity securities, recovery of assets, deferred taxes, and stock compensation.

Investing Activities

Net cash used in investing activities totaled $5,978,000 for the year ended December 31, 2022, as compared to $65,889,000 and $63,878,000 for the years ended December 31, 2021 and 2020, respectively. Cash used for property and equipment additions was $30,200,000, $39,399,000, and $21,873,000 for the years ended December 31, 2022, 2021 and 2020, respectively. Proceeds from the sale of marketable securities, net of purchases, resulted in cash proceeds of $16,168,000 in 2022. In 2021, we had purchases of marketable securities, net of sales, that resulted in a net use of cash of $6,267,000. The Company collected notes receivable of $3,879,000 and $8,840,000 for the years ended December 31, 2022 and 2021, respectively. Additionally, the Company received proceeds from the sale of property and equipment of $4,175,000 for the year ended December 31, 2022. The acquisition of Caris hospice resulted in cash used of $28,713,000 in 2021.

Financing Activities

Net cash used in financing activities totaled $47,642,000, $35,264,000, and $41,889,000 for the years ended December 31, 2022, 2021, and 2020, respectively. Principal payments made under finance lease obligations was $4,695,000, $4,423,000, and $4,166,000 for the years ended December 31, 2022, 2021, and 2020, respectively. Dividends paid to common stockholders was $34,604,000, $32,030,000, and $31,921,000 for the years ended December 31, 2022, 2021 and 2020, respectively. Proceeds from the issuance of common stock totaled $2,114,000, $3,441,000, and $1,756,000 for 2022, 2021 and 2020, respectively. We repurchased common shares outstanding in the amount of $9,903,000, $836,000, and $53,000 for the years ended December 31, 2022, 2021, and 2020, respectively.

Short–term liquidity

We expect to meet our short–term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $58,667,000 and unrestricted marketable securities of $123,922,000 are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long–term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $58,667,000, and unrestricted marketable securities of $123,922,000. We also have substantial value in our unencumbered real estate assets which could potentially be used as collateral in future borrowing opportunities. At December 31, 2022, we do not have any long-term debt.

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

Guarantees

At December 31, 2022, we have no agreements to guarantee the debt obligations of other parties.

We have no outstanding letters of credit. We may or may not in the future elect to use financial derivative instruments to hedge interest rate exposure in the future. At December 31, 2022, we did not participate in any such financial instruments.

New Accounting Pronouncements

The Company did not adopt any new accounting standards during 2022.

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

The Company determines the transaction price based on established billing rates reduced by explicit price concessions provided to third party payors. Explicit price concessions are based on contractual agreements and historical experience. The Company considers the patient's ability and intent to pay the amount of consideration upon admission. Credit losses are recorded as bad debt expense, which is included as a component of other operating expenses in the interim condensed consolidated statements of operations

Revenue Recognition – Third Party Payors

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At December 31, 2022, we have available for sale marketable debt securities in the amount of $142,647,000. The fixed income portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The portfolio composition allows flexibility in reacting to fluctuations of interest rates. The fixed income portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

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

Credit Risk

Credit risk is managed by diversifying the fixed income portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Corporate debt securities and asset–backed securities comprise approximately 62% of the fair value of the fixed income portfolio. At December 31, 2022, the credit quality ratings for our fixed income portfolio consisted of the following investment and non-investment grades (as a percent of fair value): 41% AAA rated, 10% AA rated, 37% A rated, 10% BBB rated, and 2% BB rated.

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At December 31, 2022, the fair value of our marketable equity securities is approximately $123,144,000. Our investment in NHI comprises approximately $85,152,000, or 69.2%, of the total fair value of our marketable equity securities. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $12,314,000. At December 31, 2022, our equity securities had net unrealized gains of $68,642,000. Of the total unrealized gains in our marketable equity securities, approximately $60,418,000 is related to our investment in NHI.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of National HealthCare Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National HealthCare Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of Professional Liability Claims Reserves
Description of the Matter

The Company’s accrued risk reserves totaled $102,469,000 as of December 31, 2022. As described in Note 16 to the consolidated financial statements, the accrued risk reserves include professional liability claims reserves for unpaid reported professional liability claims and estimates for incurred but unreported claims. The Company’s policy with respect to the professional liability claims reserves is to use an actuary to assist management in estimating the exposure for claims obligations (for both asserted and unasserted claims).

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

Nashville, Tennessee

February 17, 2023

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020

Revenues:
Net patient revenues	$1,029,085	$965,542	$931,795
Other revenues	45,196	45,400	48,917
Government stimulus income	11,457	63,360	47,505
Net operating revenues and grant income	1,085,738	1,074,302	1,028,217

Costs and expenses:
Salaries, wages and benefits	686,169	666,063	620,992
Other operating	289,372	266,754	275,159
Facility rent	40,977	40,818	40,494
Depreciation and amortization	40,489	40,672	42,018
Interest	563	845	1,399
Impairment (recovery) of assets	(3,728)	8,225	–
Total costs and expenses	1,053,842	1,023,377	980,062

Income from operations	31,896	50,925	48,155

Other income:
Non-operating income	11,141	17,774	26,527
Gain on acquisitions of equity method investments	–	95,202	1,707
Unrealized losses on marketable equity securities	(15,806)	(13,863)	(23,966)

Income before income taxes	27,231	150,038	52,423
Income tax provision	(7,254)	(10,951)	(10,433)
Net income	19,977	139,087	41,990
Net (income) loss attributable to noncontrolling interest	2,468	(497)	(119)

Net income attributable to National HealthCare Corporation	$22,445	$138,590	$41,871

Earnings per share attributable to National HealthCare Corporation stockholders:
Basic	$1.46	$9.03	$2.74
Diluted	$1.45	$8.99	$2.72

Weighted average common shares outstanding:
Basic	15,410,222	15,347,129	15,306,174
Diluted	15,447,211	15,416,716	15,369,523

Dividends declared per common share	$2.26	$2.11	$2.08

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2022	2021	2020

Net income	$19,977	$139,087	$41,990

Other comprehensive income (loss):
Unrealized gains (losses) on investments in marketable debt securities	(12,946)	(4,171)	3,352
Reclassification adjustment for realized gains on sale of marketable debt securities	(129)	(214)	(195)
Income tax (expense) benefit related to items of other comprehensive income (loss)	1,938	933	(660)
Other comprehensive income (loss), net of tax	(11,137)	(3,452)	2,497

Net (income) loss attributable to noncontrolling interest	2,468	(497)	(119)

Comprehensive income attributable to National HealthCare Corporation	$11,308	$135,138	$44,368

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands)

	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$58,667	$107,607
Restricted cash and cash equivalents, current portion	15,121	10,407
Marketable equity securities	100,786	113,108
Marketable debt securities	23,136	35,310
Restricted marketable equity securities	22,358	26,958
Restricted marketable debt securities, current portion	16,244	20,727
Accounts receivable	99,986	96,124
Inventories	7,088	8,582
Prepaid expenses and other assets	10,244	7,362
Notes receivable	302	453
Total current assets	353,932	426,638

Property and Equipment:
Property and equipment, at cost	1,081,219	1,064,337
Accumulated depreciation and amortization	(574,687)	(543,341)
Net property and equipment	506,532	520,996

Other Assets:
Restricted cash and cash equivalents, less current portion	1,077	1,729
Restricted marketable debt securities, less current portion	103,267	116,063
Deposits and other assets	12,728	4,499
Operating lease – right-of-use assets	120,521	156,116
Goodwill	168,295	168,295
Intangible assets	7,038	7,038
Investments in unconsolidated companies	2,060	2,022
Total other assets	414,986	455,762
Total assets	$1,275,450	$1,403,396

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Liabilities and Equity
Current Liabilities:
Trade accounts payable	$16,958	$22,488
Finance lease obligations, current portion	4,985	4,695
Operating lease liabilities, current portion	29,075	27,574
Accrued payroll	72,510	106,698
Amounts due to third party payors	16,631	17,595
Accrued risk reserves, current portion	31,365	31,134
Other current liabilities	17,615	20,059
Provider relief funds	-	9,443
Contract liabilities	-	15,022
Dividends payable	8,748	8,493
Total current liabilities	197,887	263,201

Finance lease obligations, less current portion	860	5,845
Operating lease liabilities, less current portion	91,016	128,542
Accrued risk reserves, less current portion	71,104	66,914
Refundable entrance fees	6,207	7,011
Deferred income taxes	10,909	6,852
Other noncurrent liabilities	19,953	16,571
Total liabilities	397,936	494,936

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,357,746 and 15,452,033 shares, respectively, issued and outstanding	153	154
Capital in excess of par value	226,991	232,167
Retained earnings	656,664	669,078
Accumulated other comprehensive income (loss)	(9,532)	1,605
Total National HealthCare Corporation stockholders’ equity	874,276	903,004
Noncontrolling interest	3,238	5,456
Total equity	877,514	908,460
Total liabilities and equity	$1,275,450	$1,403,396

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020

Cash Flows From Operating Activities:
Net income	$19,977	$139,087	$41,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,489	40,672	42,018
Equity in earnings of unconsolidated investments	(477)	(5,111)	(12,342)
Distributions from unconsolidated investments	439	6,314	10,050
Unrealized losses on marketable equity securities	15,806	13,863	23,966
(Gains) losses on sale of marketable securities	1,326	(1,042)	(195)
Gains on acquisition of equity method investments	–	(95,202)	(1,707)
Gain on sale of property and equipment	–	–	(2,784)
Impairment (recovery) of assets	(3,728)	8,225	–
Deferred income taxes	5,995	(6,294)	(10,593)
Stock–based compensation	2,612	2,620	2,453
Changes in operating assets and liabilities:
Accounts receivable	(3,862)	4,090	4,529
Inventories	1,494	199	(1,249)
Prepaid expenses and other assets	(11,111)	(3,298)	4,727
Operating lease obligations	(430)	–	–
Trade accounts payable	(5,530)	(2,083)	1,429
Accrued payroll	(34,188)	17,292	15,948
Amounts due to third party payors	(964)	649	1,200
Accrued risk reserves	4,421	(1,489)	3,454
Provider relief funds	(9,443)	(6,625)	16,068
Contract liabilities	(15,022)	(36,231)	51,253
Other current liabilities	(2,444)	(1,380)	5,898
Other noncurrent liabilities	3,382	(11,862)	7,146
Net cash provided by operating activities	8,742	62,394	203,259
Cash Flows From Investing Activities:
Purchases of property and equipment	(30,200)	(39,399)	(21,873)
Proceeds from the sale of property and equipment	4,175	–	6,750
Investments in unconsolidated companies	–	(350)	(305)
Acquisition of equity method investments	–	(28,713)	(6,648)
Investments in notes receivable	–	–	(425)
Collections of notes receivable	3,879	8,840	2,483
Purchases of marketable securities	(33,793)	(108,187)	(84,854)
Sale of marketable securities	49,961	101,920	40,994
Net cash used in investing activities	(5,978)	(65,889)	(63,878)
Cash Flows From Financing Activities:
Borrowings under credit facility	–	–	40,000
Principal payments under credit facility	–	–	(50,000)
Principal payments under finance lease obligations	(4,695)	(4,423)	(4,166)
Dividends paid to common stockholders	(34,604)	(32,030)	(31,921)
Issuance of common shares	2,114	3,441	1,756
Repurchase of common shares	(9,903)	(836)	(53)
Noncontrolling interest contributions (distributions)	250	(964)	2,488
Entrance fee deposits (refunds)	(804)	(452)	7
Net cash used in financing activities	(47,642)	(35,264)	(41,889)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	(44,878)	(38,759)	97,492
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	119,743	158,502	61,010
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$74,865	$119,743	$158,502

Balance Sheet Classifications:
Cash and cash equivalents	$58,667	$107,607	$147,093
Restricted cash and cash equivalents	16,198	12,136	11,409
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$74,865	$119,743	$158,502

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(continued, in thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental Information:

Cash payments for interest	$493	$845	$1,425

Cash payments for income taxes	8,765	22,881	16,524

Non-cash activities include:
Noncontrolling interest contribution of land	–	2,840	–

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Equity

(in thousands, except for share and per share amounts)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Par Value	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2020	15,332,206	$153	$222,787	$553,093	$2,560	$476	$779,069
Net income	–	–	–	41,871	–	119	41,990
Contributions attributable to noncontrolling interest	–	–	–	–	–	2,488	2,488
Other comprehensive income	–	–	–	–	2,497	–	2,497
Stock–based compensation	–	–	2,453	–	–	–	2,453
Shares sold – options exercised	38,336	–	1,756	–	–	–	1,756
Repurchase of common shares	(797)	–	(53)	–	–	–	(53)
Dividends declared to common stockholders ($2.08 per share)	–	–	–	(31,940)	–	–	(31,940)
Balance at January 1, 2021	15,369,745	$153	$226,943	$563,024	$5,057	$3,083	$798,260
Net income	–	–	–	138,590	–	497	139,087
Contributions attributable to noncontrolling interest	–	–	–	–	–	1,876	1,876
Other comprehensive loss	–	–		–	(3,452)	–	(3,452)
Stock–based compensation	–	–	2,620	–	–	–	2,620
Shares sold – options exercised	90,725	1	3,440	–	–	–	3,441
Repurchase of common shares	(8,437)	–	(836)	–	–	–	(836)
Dividends declared to common stockholders ($2.11 per share)	–	–	–	(32,536)	–	–	(32,536)
Balance at January 1, 2022	15,452,033	$154	$232,167	$669,078	$1,605	$5,456	$908,460
Net income (loss)	–	–	–	22,445	–	(2,468)	19,977
Contributions attributable to noncontrolling interest	–	–	–	–	–	250	250
Other comprehensive loss	–	–	–	–	(11,137)	–	(11,137)
Stock–based compensation	–	–	2,612	–	–	–	2,612
Shares sold – options exercised	54,260	–	2,114	–	–	–	2,114
Repurchase of common shares	(148,547)	(1)	(9,902)	–	–	–	(9,903)
Dividends declared to common stockholders ($2.26 per share)	–	–	–	(34,859)	–	–	(34,859)
Balance at December 31, 2022	15,357,746	$153	$226,991	$656,664	$(9,532)	$3,238	$877,514

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

National HealthCare Corporation ("NHC" or "the Company") operates, manages or provides services to skilled nursing facilities, assisted living facilities, independent living facilities, home health care agencies, hospice agencies, and behavioral health hospitals located in 8 Southeastern and Midwestern states in the United States. The most significant part of our business relates to skilled and intermediate nursing care settings in which we also provide assisted living and retirement services, rehabilitative therapy services, memory and Alzheimer's care services, home health and hospice services, and behavioral health services. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. The health care environment has continually undergone changes with regard to federal and state reimbursement programs and other payor sources, compliance regulations, competition among other health care providers and patient care litigation issues. We continually monitor these industry developments as well as other factors that affect our business.

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

The Company determines the transaction price based on established billing rates reduced by explicit price concessions provided to third party payors. Explicit price concessions are based on contractual agreements and historical experience. The Company considers the patient's ability and intent to pay the amount of consideration upon admission. Credit losses are recorded as bad debt expense, which is included as a component of other operating expenses in the consolidated statements of operations. Bad debt expense was $4,711,000, $3,886,000, and $3,339,000 for years ended December 31, 2022, 2021, and 2020, respectively.  As of December 31, 2022, and 2021, the Company has recorded allowance for doubtful accounts of $6,246,000 and $6,411,000, respectively, as our best estimate of probable losses inherent in the accounts receivable balance.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation, which were $20,651,000, $20,160,000, and $19,934,000 for the years ended December 31, 2022, 2021, and 2020, respectively.

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

Investments in Marketable Securities and Restricted Marketable Securities

Our investments in marketable equity securities are carried at fair value with the changes in unrealized gains and losses recognized in our results of operations at each measurement date. Our investments in marketable debt securities are classified as available for sale securities and carried at fair value with the unrealized gains and losses recognized through accumulated other comprehensive income at each measurement date. For available for sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s cost basis is written down to fair value through our results of operations. For debt securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. If a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Realized gains and losses from securities are recognized in results of operations upon disposition of the securities using the specific identification method on a trade date basis.

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

For the year ended December 31, 2022, the Company recorded a recovery of a note receivable of $3,728,000 due to the borrower paying off the note. For the year ended December 31, 2021, the Company recorded a credit loss provision for this same note receivable of $3,728,00 due to the financial instability of the borrower.  The recovery and credit loss provision of the note receivable is recorded in the consolidated statements of operations under the line item “impairment (recovery) of assets”.

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

In accordance with ASC Topic 360, Property, Plant, and Equipment, we evaluate the recoverability of the carrying values of our properties on a property-by-property basis. We review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize impairment is based on estimated future undiscounted cash flows from a property over the remaining useful life compared to the carrying value of that property. If recognition of impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the estimated fair value of the property. Management has evaluated long-lived assets and determined there were impairment charges of $0, $4,497,000, and $0 during the years ended December 31, 2022, 2021, and 2020, respectively. The 2021 impairment charges were recorded in the consolidated statements of operations under the line item “impairment of assets” and were due to the August 2022 exit of the seven skilled nursing facilities in Massachusetts and New Hampshire.

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

Non-refundable fees are included as a component of the transaction price and are amortized into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are not included as part of the transaction price and are classified as refundable entrance fees in the Company's consolidated balance sheets. The balances of refundable entrance fees as of December 31, 2022 and December 31, 2021 were $6,207,000 and $7,011,000, respectively.

We annually estimate the present value of the net cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non–refundable deferred revenue from entrance fees received. If the present value of the net cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income. The obligation to provide future services is included in other noncurrent liabilities in the Company’s consolidated balance sheets. At December 31, 2022 and 2021, we have recorded a future service obligation in the amounts of $2,218,000 and $2,338,000, respectively.

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

The Provider Relief Fund grants come with terms and condition certifications in which all providers are required to submit documents to ensure the funds are used for healthcare-related expenses or lost revenue attributable to COVID-19. The Company recorded $11,457,000, $63,360,000 and $47,505,000 of government stimulus income from the Provider Relief Funds for the years ended December 31, 2022, 2021 and 2020, respectively. The grant income was determined on a systemic basis in line with the recognition of specific expenses and lost revenues for which the grants are intended to compensate. The Company’s assessment of whether the terms and conditions for amounts received have been met for income recognition and the Company’s related income calculation considered all frequently asked questions and other interpretive guidance issued to date by the U.S. Department of Health and Human Services (“HHS”).

Additionally, as part of the CARES Act, the legislation included an expansion of the Medicare Accelerated and Advance Payment Program. The expanded Medicare Accelerated and Advance Payment Program is a streamlined version of existing policy that allows the Medicare Administrative Contractors (“MAC’s”) to issue up to three months of advance Medicare payments to help increase cash flow and liquidity to Medicare Part A and Part B providers in certain circumstances that include national emergencies. In the second quarter of 2020, we received approximately $51,253,000 as part of this program. These funds began to be applied against claims for services provided to Medicare patients after approximately one year from the date we received the funds. The Company repaid $36,231,000 of the funds in 2021 and the remaining $15,022,000 of the funds in 2022.

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

The CARES Act also temporarily permitted employers to defer the deposit and payment of the employer’s portion of the social security taxes (6.2% of employee wages) that otherwise would have been due between March 27, 2020 and December 31, 2020. The provision requires that the deferred taxes be paid over a two-year period with half the amount required to be paid by December 31, 2021, and the other half by December 31, 2022. The Company paid $10,613,000 during the year ended December 31, 2021 and the remaining $10,545,000 during the year ended December 31, 2022.

We have also received supplemental Medicaid payments from many of the states in which we operate to help mitigate the incremental costs resulting from the COVID-19 public health emergency. We have recorded $19,442,000, $20,482,000 and $26,179,000 in net patient revenues for these supplemental Medicaid payments for the years ended December 31, 2022, 2021 and 2020, respectively.

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

	Year Ended December 31,
	2022	2021	2020
Inpatient services	$900,231	$868,687	$879,693
Homecare services	128,854	96,855	52,102
Total net patient revenues	$1,029,085	$965,542	$931,795

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

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Year Ended December 31,
Source	2022	2021	2020
Medicare	37%	36%	33%
Managed Care	10%	11%	11%
Medicaid	28%	29%	31%
Private Pay and Other	25%	24%	25%
Total	100%	100%	100%

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

Contract Liabilities

Included in the Company’s consolidated balance sheets are contract liabilities, which represent payments the Company receives in advance of services provided. As of December 31, 2022 and 2021, the Company has recorded $0 and $15,022,000, respectively, in contract liabilities related to receipts from the Medicare Accelerated and Advance Payment Program. Recoupment of the accelerated payments began in the second quarter of 2021.

A summary of the contract liabilities are follows (in thousands):

Balance, January 1, 2021	$51,253
Payments recouped	(36,231)
Balance, December 31, 2021	15,022
Payments recouped	(15,022)
Balance, December 31, 2022	$–

Third Party Payors

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Noncompliance with such laws and regulations can be subject to regulatory actions including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are following all applicable laws and regulations.

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe that any differences between the net revenues recorded, and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $16,631,000 and $17,595,000 as of December 31, 2022 and 2021, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

	Year Ended December 31,
	2022	2021	2020
Rental income	$23,451	$22,717	$22,768
Management and accounting service fees	16,160	17,139	17,147
Insurance services	4,766	5,019	5,447
Other	819	525	771
Gain on sale of property and equipment	–	–	2,784
Total other revenues	$45,196	$45,400	$48,917

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

	Year Ended December 31,
	2022	2021	2020
Operating lease payments	$23,039	$22,609	$22,019
Variable lease payments	412	108	749
Total rental income	$23,451	$22,717	$22,768

The following table sets forth the undiscounted cash flows for future minimum lease payments receivable for leases in effect at December 31, 2022 (in thousands):

2023	$22,738
2024	22,730
2025	22,730
2026	20,220
2027	–
Thereafter	–
Total future minimum lease payments	$88,418

Management Fees from National

We have managed skilled nursing facilities for National since 1988, and we currently manage five facilities. See Note 17 regarding our relationship with National.

During 2022, 2021 and 2020, we recognized approximately $4,332,000, $3,915,000, and $4,729,000, respectively, of management fees and interest on management fees. Unrecognized and unpaid management fees and interest on management fees from National total $18,843,000 and $18,908,000 at December 31, 2022 and 2021, respectively.

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

Management Fees and Financial and Accounting Services for Other Healthcare Centers

We provide management services and financial and accounting services to certain healthcare facilities (in addition to the five National centers) operated by third party owners. For the years ended December 31, 2022, 2021 and 2020, we recognized management fees and financial and accounting fees of $11,828,000, $13,224,000, and $12,418,000 from these centers, respectively.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 were $2,689,000, $2,974,000, and $3,300,000, respectively. Associated losses and expenses are reflected in the consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 were $2,077,000, $2,045,000, and $2,147,000, respectively. Associated losses and expenses including those for self–insurance are included in the consolidated statements of operations as "Other operating costs and expenses".

Note 5 – Non–Operating Income

Non–operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on marketable securities, and interest income (in thousands).

	Year Ended December 31,
	2022	2021	2020
Equity in earnings of unconsolidated investments	$477	$5,111	$12,342
Dividends and net realized gains or losses on the sale of securities	5,530	7,998	8,390
Interest income	5,134	4,665	5,795
Total non-operating income	$11,141	$17,774	$26,527

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

The following tables set forth the Company’s consolidated statements of operations by business segment (in thousands):

	Year Ended December 31, 2022
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$900,231	$128,854	$–	$1,029,085
Other revenues	136	–	45,060	45,196
Government stimulus income	11,457	–	–	11,457
Net operating revenues and grant income	911,824	128,854	45,060	1,085,738

Costs and Expenses:
Salaries, wages and benefits	580,707	77,688	27,774	686,169
Other operating	251,355	26,319	11,698	289,372
Facility rent	32,956	2,327	5,694	40,977
Depreciation and amortization	36,522	691	3,276	40,489
Interest	563	–	–	563
Recovery of assets	–	–	(3,728)	(3,728)
Total costs and expenses	902,103	107,025	44,714	1,053,842

Income before non-operating income	9,721	21,829	346	31,896
Non-operating income	–	–	11,141	11,141
Unrealized losses on marketable equity securities	–	–	(15,806)	(15,806)

Income (loss) before income taxes	$9,721	$21,829	$(4,319)	$27,231

	Year Ended December 31, 2021
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$868,687	$96,855	$–	$965,542
Other revenues	386	–	45,014	45,400
Government stimulus income	63,360	–	–	63,360
Net operating revenues and grant income	932,433	96,855	45,014	1,074,302

Costs and Expenses:
Salaries, wages and benefits	557,604	59,226	49,233	666,063
Other operating	238,354	16,053	12,347	266,754
Facility rent	32,819	2,064	5,935	40,818
Depreciation and amortization	36,890	443	3,339	40,672
Interest	845	–	–	845
Impairment of assets	4,497	–	3,728	8,225
Total costs and expenses	871,009	77,786	74,582	1,023,377

Income (loss) before non-operating income	61,424	19,069	(29,568)	50,925
Non-operating income	–	–	17,774	17,774
Gain on acquisition of equity method investment	–	–	95,202	95,202
Unrealized losses on marketable equity securities	–	–	(13,863)	(13,863)

Income before income taxes	$61,424	$19,069	$69,545	$150,038

	Year Ended December 31, 2020
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$879,693	$52,102	$–	$931,795
Other revenues	3,403	–	45,514	48,917
Government stimulus income	47,505	–	–	47,505
Net operating revenues and grant income	930,601	52,102	45,514	1,028,217

Costs and Expenses:
Salaries, wages and benefits	546,188	37,377	37,427	620,992
Other operating	254,230	10,416	10,513	275,159
Facility rent	33,090	1,802	5,602	40,494
Depreciation and amortization	38,217	377	3,424	42,018
Interest	1,374	–	25	1,399
Total costs and expenses	873,099	49,972	56,991	980,062

Income (loss) before non-operating income	57,502	2,130	(11,477)	48,155
Non-operating income	–	–	26,527	26,527
Gain on acquisition of equity method investment	–	–	1,707	1,707
Unrealized losses on marketable equity securities	–	–	(23,966)	(23,966)

Income (loss) before income taxes	$57,502	$2,130	$(7,209)	$52,423

Note 7 – Long–Term Leases

Operating Leases

At December 31, 2022, we lease from NHI the real property of 28 skilled nursing facilities, five assisted living centers and three independent living centers under one master lease agreement. As part of the lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator. The lease includes base rent plus a percentage rent.

On September 1, 2022, we transferred the operations of seven skilled nursing facilities located in Massachusetts and New Hampshire to a third-party operator. We leased the real property of these seven facilities from NHI under a separate lease agreement. In conjunction with the transfer of the operations to a third party, we terminated our lease agreement for the seven skilled nursing facilities and amended our master lease agreement with NHI. The amendment was accounted for as a lease modification under ASC 842, Leases. The base rent within the amended master lease agreement increased approximately $8,775,000 over the next four and one-third years. The annual base rent in 2023 increased from $30,750,000 to $34,075,000, in 2024 from $30,750,000 to $32,625,000, in 2025 from $30,750,000 to $32,225,000, and in 2026 from $30,750,000 to $31,975,000.

Base rent expense under the NHI lease agreements for 2022, 2021, and 2020 was $33,783,000, $34,200,000, and $34,200,000, respectively. Percentage rent under the master lease agreement is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Percentage rent expense under the NHI lease agreements for 2022, 2021, and 2020 was $3,887,000, $3,721,000 and $3,617,000, respectively.

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

Fixed assets recorded under the finance leases, which are included in property and equipment in the consolidated balance sheets, are as follows (in thousands):

	December 31,
	2022	2021
Buildings and personal property	$39,011	$39,014
Accumulated amortization	(34,482)	(30,604)
	$4,529	$8,410

Lease Classification

The Company recorded the following on the consolidated balance sheets (in thousands):

		December 31,
Right-of-Use Assets	Balance Sheet Classification	2022	2021
Finance lease assets	Net property and equipment	$4,529	$8,410
Operating lease right-of use assets	Operating lease right-of-use assets	120,521	156,116
Total		$125,050	$164,526

		December 31,
Lease Liabilities	Balance Sheet Classification	2022	2021
Current:
Finance lease liabilities	Finance lease obligations, current portion	$4,985	$4,695
Operating lease liabilities	Operating lease liabilities, current portion	29,075	27,574
Noncurrent:
Finance lease liabilities	Finance lease obligations, less current portion	860	5,845
Operating lease liabilities	Operating lease liabilities, less current portion	91,016	128,542
Total		$125,936	$166,656

Weighted-average remaining lease terms and discount rates were as follows:

	December 31,
	2022	2021
Weighted-average remaining lease terms (in years)
Finance	1.2	2.2
Operating	4.0	5.2

Weighted-average discount rate
Finance	6.0%	6.0%
Operating	6.6%	6.0%

Lease Costs

Lease costs recorded in the consolidated statement of operations are as follows (in thousands):

	December 31,
	2022	2021	2020
Finance lease costs:
Depreciation of leased assets	$3,878	$3,905	$3,906
Interest of lease liabilities	534	807	1,064
Total finance lease costs	4,412	4,712	4,970

Operating lease costs:
Operating lease costs	36,051	36,079	35,656
Variable lease costs	3,887	3,721	3,617
Short-term lease costs	1,039	1,018	1,221
Total operating lease costs	40,977	40,818	40,494

Total lease costs	$45,389	$45,530	$45,464

Minimum Lease Payments

The following table summarizes the maturity of our finance and operating lease liabilities as of December 31, 2022 (in thousands):

	Finance Leases	Operating Leases
2023	$5,200	$35,973
2024	867	34,013
2025	–	33,224
2026	–	32,589
2027	–	208
Thereafter	–	–
Total minimum lease payments	$6,067	$136,007
Less: amounts representing interest	(222)	(15,916)
Present value of future minimum lease payments	5,845	120,091
Less: current portion	(4,985)	(29,075)
Noncurrent lease liabilities	$860	$91,016

Other

Supplemental cash flow data were as follows (in thousands):

	December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$36,051	$36,079	$35,656
Operating cash flows for finance leases	534	807	1,064
Financing cash flows for finance leases	4,695	4,423	4,166

Note 8 – Earning Per Share

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Basic:
Weighted average common shares outstanding	15,410,222	15,347,129	15,306,174
Net income attributable to common stockholders of National Healthcare Corporation	$22,445	$138,590	$41,871

Earnings per common share, basic	$1.46	$9.03	$2.74

Diluted:
Weighted average common shares outstanding	15,410,222	15,347,129	15,306,174
Dilutive effect of stock options	36,989	69,587	63,349
Assumed average common shares outstanding	15,447,211	15,416,716	15,369,523

Net income attributable to common stockholders of National Healthcare Corporation	$22,445	$138,590	$41,871

Earnings per common share, diluted	$1.45	$8.99	$2.72

In the above table, options to purchase 375,638, 291,946, and 713,956 shares of our common stock have been excluded for the years ended December 31, 2022, 2021, and 2020, respectively, due to their anti-dilutive impact.

Note 9 – Investments in Marketable Securities

Marketable securities consist of the following (in thousands):

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$100,786	$30,176	$113,108
Corporate debt securities	14,317	13,885	19,038	18,843
Asset-backed securities	500	494	1,481	1,469
U.S. Treasury securities	9,009	8,757	15,082	14,998
Restricted investments available for sale:
Marketable equity securities	24,326	22,358	25,442	26,958
Corporate debt securities	54,412	51,009	60,816	62,936
Asset–backed securities	24,605	22,437	32,918	33,301
U.S. Treasury securities	45,989	41,294	33,052	32,630
State and municipal securities	4,877	4,771	7,700	7,923
	$208,211	265,791	$225,705	$312,166

Included in the marketable equity securities available for sale are the following (in thousands, except share amounts):

	December 31, 2022			December 31, 2021
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$85,152	1,630,642	$24,734	$93,713

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	December 31, 2022		December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$33,662	$33,037	$32,718	$32,843
1 to 5 years	81,500	76,394	95,293	96,937
6 to 10 years	38,547	33,216	41,580	41,835
Over 10 years	–	–	496	485
	$153,709	$142,647	$170,087	$172,100

Gross unrealized gains related to marketable equity securities are $71,869,000 and $85,394,000 as of December 31, 2022 and 2021, respectively. Gross unrealized losses related to marketable equity securities are $3,227,000 and $946,000 as of December 31, 2022 and 2021, respectively. For the years ended December 31, 2022, 2021, and 2020 the Company recognized net unrealized losses of $15,806,000, 13,863,000, and $23,966,000, respectively, in the consolidated statements of operations.

Gross unrealized gains related to available for sale marketable debt securities are $9,000 and $3,189,000 as of December 31, 2022 and 2021, respectively. Gross unrealized losses related to available for sale marketable debt securities are $11,071,000 and $1,176,000 as of December 31, 2022 and 2021, respectively.

The Company’s unrealized losses in our available for sale marketable debt securities were determined to be non-credit related. The Company has not recognized any credit related impairments for the years ended December 31, 2022 and 2021.

For the marketable debt securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.

Proceeds from the sale of available for sale marketable securities during the years ended December 31, 2022, 2021, and 2020 were $49,961,000, $101,920,000, and $40,994,000, respectively. Net investment losses of $1,326,000 and net investment gains of $1,042,000 and $195,000 were realized on these sales during the years ended December 31, 2022, 2021, and 2020, respectively.

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

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of December 31, 2022 or 2021.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short–term nature. The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables. At December 31, 2022 and 2021, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at December 31, 2022 and December 31, 2021 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
December 31, 2022	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$58,667	$58,667	$–	$–
Restricted cash and cash equivalents	16,198	16,198	–	–
Marketable equity securities	123,144	123,144	–	–
Corporate debt securities	64,894	48,525	16,369	–
Asset–backed securities	22,931	–	22,931	–
U.S. Treasury securities	50,051	50,051	–	–
State and municipal securities	4,771	1,337	3,434	–
Total financial assets	$340,656	$297,922	$42,734	$–

	Fair Value Measurements Using
December 31, 2021	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$107,607	$107,607	$–	$–
Restricted cash and cash equivalents	12,136	12,136	–	–
Marketable equity securities	140,066	140,066	–	–
Corporate debt securities	81,779	50,005	31,774	–
Asset–backed securities	34,770	–	34,770	–
U.S. Treasury securities	47,628	47,628	–	–
State and municipal securities	7,923	–	7,923	–
Total financial assets	$431,909	$357,442	$74,467	$–

Note 11 – Property and Equipment

Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2022	2021
Land	$67,165	$66,267
Leasehold improvements	125,142	122,391
Buildings and improvements	688,433	654,656
Furniture and equipment	187,743	185,320
Construction in progress	12,736	35,703
Property and equipment, at cost	1,081,219	1,064,337
Less: Accumulated depreciation	(574,687)	(543,341)
Net property and equipment	$506,532	$520,996

Note 12 – Goodwill and Other Intangible Assets

As of December 31, 2022, we evaluated potential triggering events that might be indicators that our goodwill and indefinite lived intangibles were impaired. The Company performs its goodwill impairment analysis for each reporting unit that constitutes a component for which (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component, in accordance with the provisions of ASC Topic 350, Intangibles - Goodwill and Other. No goodwill or intangible asset impairments were recorded during the years ended December 31, 2022, 2021, and 2020.

The following table represents activity in goodwill by segment as of and for the year ended December 31, 2022 (in thousands):

	Year Ended December 31, 2022
	Inpatient Services	Homecare	All Other	Total
January 1, 2020	$3,395	$17,600	$–	$20,995
Additions	346	–	–	346
December 31, 2020	3,741	17,600	–	21,341
Additions	–	146,954	–	146,954
December 31, 2021	3,741	164,554	–	168,295
Additions	–	–	–	–
December 31, 2022	$3,741	$164,554	$–	$168,295

As part of the Caris acquisition in June 2021, we also recorded indefinite-lived intangible assets that consisted of the trade name ($4,340,000) and certificates of need and licenses ($2,698,000).

Note 13 – Income Taxes

The provision for income taxes is comprised of the following components (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current tax provision
Federal	$717	$15,072	$19,054
State	251	1,164	2,337
Total current tax provision	968	16,236	21,391
Deferred tax provision
Federal	4,595	(3,866)	(8,349)
State	1,691	(1,419)	(2,609)
Total deferred tax provision	6,286	(5,285)	(10,958)
Income tax provision	$7,254	$10,951	$10,433

The deferred tax assets and liabilities, consisting of temporary differences tax effected at the respective income tax rates, are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Accrued risk reserves	$2,209	$1,803
Accrued expenses	6,441	9,663
Financial reporting depreciation in excess of tax depreciation	5,505	5,610
Stock based compensation	742	527
Deferred revenue	3,393	8,019
Operating lease liabilities	30,558	39,629
Other	1,711	1,991
Total gross deferred tax assets	50,559	67,242
Less: valuation allowance	(978)	–
Deferred tax assets less valuation allowance	$49,581	$67,242

Deferred tax liabilities:
Unrealized gains on marketable securities	$(15,396)	$(22,401)
Deferred gain on sale of assets, net	(2,045)	(2,040)
Book basis in excess of tax basis of intangible assets	(3,063)	(2,708)
Book basis in excess of tax basis of securities	(3,164)	(2,822)
Long–term investments	(6,155)	(4,494)
Operating lease assets	(30,667)	(39,629)
Total deferred tax liabilities	$(60,490)	$(74,094)

Net deferred tax liability	$(10,909)	$(6,852)

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Tax provision at federal statutory rate	$5,719	$31,508	$11,009

Increase (decrease) in income taxes resulting from:
State, net of federal benefit	1,034	1,113	1,631
Nontaxable revaluation gain	–	(19,758)	–
Unrecognized tax benefits	730	(158)	166
Expiration of statute of limitations	(1,032)	(1,901)	(2,366)
Tax (expense) benefit of minority interest	518	(104)	(30)
Other	285	251	23
Total increases (decreases)	1,535	(20,557)	(576)
Effective income tax expense	$7,254	$10,951	$10,433

Our deferred tax assets have been evaluated for realization based on historical taxable income, tax planning strategies, the expected timing of reversals of existing temporary differences and future taxable income anticipated. Our deferred tax assets, with the exception of certain state tax net operating losses and certain deferred tax assets associated with unrealized losses on marketable securities, are more likely than not to be realized in full due to the existence of sufficient taxable income of the appropriate character under the tax law.  As such, the only valuation allowance relates to state net operating losses and unrealized losses on marketable securities.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Deferred Tax Asset	Liability For Unrecognized Tax Benefits	Liability For Interest and Penalties	Liability Total
Balance, January 1, 2020	$7,413	$12,749	$3,309	$16,058
Additions based on tax positions related to the current year	1,229	1,229	–	1,229
Additions (reductions) for tax positions of prior years	(2,432)	(2,273)	403	(1,870)
Reductions for statute of limitation expirations	(544)	(1,812)	(1,098)	(2,910)
Balance, December 31, 2020	5,666	9,893	2,614	12,507
Additions based on tax positions related to the current year	665	665	–	665
Additions (reductions) for tax positions of prior years	(441)	(187)	543	356
Reductions for statute of limitation expirations	(435)	(1,469)	(867)	(2,336)
Balance, December 31, 2021	5,455	8,902	2,290	11,192
Additions based on tax positions related to the current year	636	636	–	636
Additions (reductions) for tax positions of prior years	(1,097)	(273)	900	627
Reductions for statute of limitation expirations	(240)	(760)	(512)	(1,272)
Balance, December 31, 2022	$4,754	$8,505	$2,678	$11,183

Unrecognized tax benefits of $4,109,000, net of federal benefit at December 31, 2022, attributable to permanent differences, would favorably impact our effective tax rate if recognized. We do not expect significant increases or decreases in unrecognized tax benefits for the 2023 year, except for the effect of decreases related to the lapse of statute of limitations estimated at $1,656,000.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.  The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2019 (with few state exceptions).

Note 14 – Stock Repurchases

During 2022, the Company purchased 148,547 shares of its common stock for a total cost of $9,903,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

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

In May 2020, our stockholders approved the 2020 Omnibus Equity Incentive Plan (the “2020 Equity Incentive Plan”) pursuant to which 2,500,000 shares of our common stock were available to grant for restricted stock, stock appreciation rights, stock options, and employee stock purchase plans. At December 31, 2022, 2,042,701 shares were available for future grants under the 2020 Equity Incentive Plan.

Additionally, we have an employee stock purchase plan that allows employees to purchase our shares of stock through payroll deductions. The plan allows employees to terminate participation at any time.

Compensation expense is recognized only for the awards that ultimately vest. The Company accounts for forfeitures when they occur. Stock–based compensation totaled $2,612,000, $2,620,000, and $2,453,000, for the years ended December 31, 2022, 2021, and 2020, respectively. Stock–based compensation is included in salaries, wages and benefits in the consolidated statements of operations. The total intrinsic value of shares exercised (and tax deductions taken) was $583,000, $2,844,000, and $677,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

At December 31, 2022, the Company had $3,182,000 of unrecognized compensation cost related to unvested stock-based compensation awards. This unrecognized compensation cost will be amortized over an approximate two and a half year period.

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

	Year Ended December 31,
	2022	2021	2020
Risk–free interest rate	1.83%	0.21%	0.87%
Expected volatility	31.4%	34.9%	20.1%
Expected life, in years	2.9	2.2	2.2
Expected dividend yield	3.57%	3.00%	2.91%

The following table summarizes option activity:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	809,529	$71.24		−
Options granted	104,057	73.98		−
Options exercised	(43,630)	63.37		−
Options cancelled	(3,000)	72.94		−
Options outstanding at December 31, 2020	866,956	72.11		−
Options granted	55,706	70.80		−
Options exercised	(541,736	71.39		−
Options cancelled	(6,000)	72.94		−
Options outstanding at December 31, 2021	374,926	72.95		−
Options granted	302,266	64.72		−
Options exercised	(32,597)	64.49		−
Options cancelled	(199,451)	75.98		−
Options outstanding at December 31, 2022	445,144	66.62		−

Options exercisable at December 31, 2022	157,901	$69.78	$	−

Options Outstanding December 31, 2022	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
356,749	$61.90	–	$69.19	$64.61	3.7
88,395	$71.64	–	$77.92	74.72	2.4
445,144				$66.62	3.4

Note 16 – Contingencies and Guarantees

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned and leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $102,469,000 and $98,048,000 at December 31, 2022 and 2021, respectively. The liability is included in accrued risk reserves in the consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Qui Tam Litigation

United States of America, ex rel. Jennifer Cook and Sally Gaither v. Integrated Behavioral Health, Inc., NHC HealthCare/Moulton, LLC, et al., Case No. 2:20-CV-00877-AMM (N.D. Ala.) This is a qui tam case originally filed under seal on June 22, 2020. The United States declined intervention on March 1, 2021. Thereafter, the Plaintiff filed an amended Complaint against Dr. Sanja Malhotra, Integrated Behavioral Health, Inc. and other entities that Dr. Malhotra is alleged to own or in which he has a financial interest. The Complaint also named multiple skilled nursing facilities as Defendants, including NHC Healthcare/Moulton, LLC, an affiliate of National HealthCare Corporation. The Complaint alleges that nurse practitioners affiliated with Dr. Malhotra provided free services to the facilities in exchange for referrals to entities owned by or in which Dr. Malhotra had a financial interest in violation of the False Claims Act and Anti-Kickback Statute. NHC Healthcare/Moulton, LLC denies the allegations and is vigorously defending the claim. A motion to dismiss was filed on November 4, 2021. On January 28, 2022, the district court stayed this matter and administratively terminated the motion to dismiss pending the U.S. Supreme Court's review of a petition for certiorari filed in an unrelated matter but involving one of the legal arguments raised in the motion to dismiss. The U.S. Supreme Court recently denied the petition for certiorari in the unrelated matter. As a result, NHC Healthcare/Moulton, LLC’s motion to dismiss has been renewed and is now pending before the district court.

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

Debt Guarantees

At December 31, 2022, no agreement to guarantee the debt of other parties exists.

Note 17 – Relationship with National Health Corporation

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

Financing Activities

In conjunction with our management contract, we have entered into a line of credit arrangement whereby we may have amounts due from National from time to time. The maximum loan commitment under the line of credit is $2,000,000. At December 31, 2022 and 2021, National did not have an outstanding balance on the line of credit.

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

Payroll and Related Services

The personnel conducting our business, including our executive management team, are employees of National and may have ownership interests in National only through their participation in the ESOP. National provides payroll services to NHC, provides employee fringe benefits, and maintains certain liability insurance. We pay to National all the costs of personnel employed for our benefit, as well as an administrative fee equal to 1% of payroll costs. The administrative fee paid to National for the years ended December 31, 2022, 2021, and 2020 was $5,074,000, $5,112,000, and $5,026,000, respectively. At December 31, 2022 and 2021, the Company has recorded $74,000 and $2,684,000, respectively, in accounts payable in the consolidated balance sheets as a result of the timing differences between interim payments for payroll and employee benefits services costs.

National’s Ownership of Our Stock

At December 31, 2022, 2021, and 2020, National owns 1,084,763 shares, or approximately 7.1%, 7.0%, and 7.1% of our outstanding common stock, respectively.

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

Note 18 – Variable Interest Entity

Accounting guidance requires that a variable interest entity (“VIE”), according to the provisions of ASC Topic 810, Consolidation, must be consolidated by the primary beneficiary. The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE. At December 31, 2022 and 2021, we are the primary beneficiary of one VIE and therefore consolidate that entity.

Springfield, Missouri Lease

In December 2010, we signed an operating agreement to lease Springfield Rehabilitation and Health Care Center, a 120–bed skilled nursing facility located in Springfield, Missouri. The terms of the lease include a ten-year lease and include five additional, five-year lease options as well as a purchase option. The operating lease agreement was established on the same date third party owners purchased the real estate of the 120–bed skilled nursing facility. The third-party owners purchased the real estate for $4,500,000, which is the amount NHC loaned the owners to purchase the facility under the terms of the lease agreement and the mortgage note. The risks and rewards associated with the operations of the facility and any appreciation or deprecation in the value of the real estate of the facility is borne by NHC. A mortgage note receivable from the third-party owners of $11,047,000 at December 31, 2022 and 2021 is eliminated in our consolidated financial statements. Land and buildings and improvements of $11,047,000 at December 31, 2022 and 2021 have been recorded in our consolidated financial statements, as well as the operations of the facility because we are the primary beneficiary in the relationship.

Note 19 – Massachusetts and New Hampshire Skilled Nursing Facilities

On September 1, 2022, we transferred the operations of seven skilled nursing facilities located in Massachusetts and New Hampshire to a third-party operator. NHC leased the real property of these seven facilities from NHI. In conjunction with the transfer of the operations to a third party, we terminated our lease agreement with NHI for the seven skilled nursing facilities and amended our master lease agreement with NHI, see Note 7 – Long-Term Leases.

The seven skilled nursing facilities had net patient revenues of $49,155,000, $67,161,000, and $70,644,000 for the years ended December 31, 2022, 2021, and 2020, respectively.  Excluding stimulus funds, the seven skilled nursing facilities had losses before income taxes of $2,478,000, $13,410,000, and $6,569,000 for the years ended December 31, 2022, 2021, and 2020, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2022, the Chief Executive Officer and Principal Accounting Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10–K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10–K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a–15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control–Integrated Framework (2013 Framework). We have concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Ernst & Young, LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of National HealthCare Corporation

Opinion on Internal Control Over Financial Reporting

We have audited National HealthCare Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, National HealthCare Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 17, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Nashville, Tennessee

February 17, 2023

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our definitive 2023 proxy statement set forth under the captions Directors of the Company and Executive Officers of the Company is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information in our definitive 2023 proxy statement set forth under the caption Compensation Discussion & Analysis is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference from our definitive 2023 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in our definitive 2023 proxy statement set forth under the caption Certain Relationships and Related Transactions is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in our definitive 2023 proxy statement set forth under the caption Report of the Audit Committee is hereby incorporated by reference (which will be filed within 120 days of the end of the fiscal year to which this report relates).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as a part of this report:

(a)	(1)	Financial Statements:

The following financial statements are included in Item 8 of this Annual Report on Form 10-K and are filed as part of this report:

Report of Independent Registered Public Accounting Firm (PCAOB ID:42)

Consolidated Statements of Operations – Years ended December 31, 2022, 2021, and 2020

Consolidated Statements of Comprehensive Income – Years ended December 31, 2022, 2021, and 2020

Consolidated Balance Sheets – At December 31, 2022 and 2021

Consolidated Statements of Cash Flows – Years ended December 31, 2022, 2021, and 2020

Consolidated Statements of Equity – Years ended December 31, 2022, 2021, and 2020

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

NATIONAL HEALTHCARE CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

(in thousands)

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Balance– Beginning of Period	Charged to Costs and Expenses	Charged to other Accounts		Deductions	Balance– End of Period
For the year ended December 31, 2020
Accrued risk reserves	$96,011	$86,918	$	−	$83,392	$99,537

For the year ended December 31, 2021
Accrued risk reserves	$99,537	$82,219	$	−	$83,708	$98,048

For the year ended December 31, 2022
Accrued risk reserves	$98,048	$81,743	$	−	$77,322	$102,469

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)     Exhibits:

EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

3.1	Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S–4 (File No. 333–37185) dated October 3, 1997)

3.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.5 attached to Form 10-Q filed on August 3, 2017

3.3	Certificate of Designations of Series A Convertible Preferred Stock of National HealthCare Corporation	Incorporated by reference to Exhibit 2.1 to the current report on Form 8–K filed on December 20, 2006

3.4	Certificate of Designation Series B Junior Participating Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8–A, dated August 3, 2007

3.5	Restated Bylaws as amended February 14, 2013	Incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10–Q filed on May 8, 2013.

4.1	Form of Common Stock	Incorporated by reference to Exhibit 4.1 attached to Form 10-Q filed on August 3, 2017

4.2	Description of each class of securities registered under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.2 attached to Form 10-K filed on February 21, 2020

10.1	Master Agreement of Lease dated as of October 17, 1991 by and among National Health Investors, Inc. and National HealthCorp, L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant's registration statement on Form S–4 filed October 3, 1997

10.2	Form of Service Agreement by and between National Health Corporation and National HealthCare Corporation	Incorporated by reference to Exhibit 10.5.1 to the Registrant's registration statement on Form S–4 filed October 3, 1997

10.3	Amendment No. 1 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCorp L.P.	Incorporated by reference to Exhibit 10.19 from 2005 Form 10–K filed March 16, 2006

10.4	Amendment No. 2 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.20 from 2005 Form 10–K filed March 16, 2006

10.5	Amendment No. 3 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.21 from 2005 Form 10–K filed March 16, 2006

10.6	Amendment No. 4 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.22 from 2005 Form 10–K filed March 16, 2006

10.7	Amendment No. 5 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.23 from 2005 Form 10–K filed March 16, 2006

*10.8	National HealthCare Corporation's 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit A to 2010 Proxy Statement filed April 1, 2010.

*10.9	First Amendment dated February 14, 2011 to the National HealthCare Corporation 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.16 from 2015 Form 10-K filed February 19, 2016.

*10.10	Amendment dated March 10, 2015 to National HealthCare Corporation's 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to 2015 Proxy Statement filed April 1, 2015.

*10.11	2017 NHC Executive Officer Performance Based Compensation Plan	Incorporated by reference to Appendix B to 2017 Proxy Statement filed April 4, 2017.

* 10.12	National HealthCare Corporation’s 2020 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to 2020 Proxy Statement filed April 6, 2020

10.13	Amendment to Purchase and Sale Agreement with Modifications to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.14	Agreement to Lease between NHI–REIT of Northeast, LLC, Landlord and NHC/OP, L.P. and National HealthCare Corporation, Co–Tenants	Incorporated by reference to Exhibit 10.4 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.15	Amended and Restated Amendment No. 6 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.2 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.16	Amendment No. 7 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.3 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

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

Incorporated by reference to Exhibit 10.27 to National HealthCare Corporation's annual report on Form 10–K filed on February 21, 2014

10.19	Purchase and Sale Agreement and Extension of Master Lease dated December 26, 2012 between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.29 to National HealthCare Corporation's annual report on Form 10–K filed on February 21, 2014

10.20	Amendment No. 8 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.20 to National HealthCare Corporations annual report on Form 10-K Filed on February 19, 2021

10.21	Purchase and Sale Agreement dated June 11, 2021 between NHC/OP, L.P., a wholly owned subsidiary of NHC, and Norman C. McRae and McRae Investment Company, LLC	Incorporated by reference to Exhibit 10.21 to National HealthCare Corporation annual report on Form 10-K Filed on February 18, 2022

10.22	Amendment No. 9 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's Form 10-Q filed on November 3, 2022

10.23	Amendment No. 10 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.2 of National HealthCare Corporation's Form 10-Q filed on November 3, 2022

14	Code of Ethics of National HealthCare Corporation	Available at NHC’s website www.nhccare.com or in print upon request to: National HealthCare Corp. Attn: Investor Relations P. O. Box 1398 Murfreesboro, TN 37133–1398 Telephone (615) 890–2020

21	Subsidiaries of Registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP	Filed Herewith

31.1	Rule 13a–14(a)/15d–14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Accounting Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Principal Accounting Officer	Filed Herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (embedded within the Inline XBRL document and included in Exhibit 101)

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION

Date: February 17, 2023	BY: /s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 17, 2023	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 17, 2023	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Controller
(Principal Financial Officer)
(Principal Accounting Officer)

Date: February 17, 2023	/s/ Robert G. Adams
Robert G. Adams
Chairman of the Board

Date: February 17, 2023	/s/ J. Paul Abernathy
J. Paul Abernathy
Director

Date: February 17, 2023	/s/ W. Andrew Adams
W. Andrew Adams
Director

Date: February 17, 2023	/s/ Ernest G. Burgess
Ernest G. Burgess
Director

Date: February 17, 2023	/s/ Emil E. Hassan
Emil E. Hassan
Director

Date: February 17, 2023	/s/ Sandra Y. Trail
Sandra Y. Trail
Director

Date: February 17, 2023	Richard F. LaRoche, Jr.
Director