Form 10-Q
period 2023-03-31
NATIONAL HEALTHCARE CORP
filed 2023-05-04
CIK 1047335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

15,320,443 shares of common stock of the registrant were outstanding as of May 1, 2023.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31
	2023	2022

Revenues and grant income:
Net patient revenues	$258,007	$256,337
Other revenues	11,556	12,026
Government stimulus income	-	10,620
Net operating revenues and grant income	269,563	278,983

Cost and expenses:
Salaries, wages, and benefits	167,824	170,694
Other operating	71,489	74,085
Facility rent	10,092	10,065
Depreciation and amortization	10,048	9,757
Interest	98	165
Total costs and expenses	259,551	264,766

Income from operations	10,012	14,217

Other income:
Non–operating income	4,323	3,199
Unrealized gains on marketable equity securities	1,386	3,126

Income before income taxes	15,721	20,542
Income tax provision	(4,436)	(5,193)
Net income	11,285	15,349
Net loss/(income) attributable to noncontrolling interest	438	(31)

Net income attributable to National HealthCare Corporation	$11,723	$15,318

Earnings per share attributable to National HealthCare Corporation stockholders:
Basic	$0.76	$0.99
Diluted	$0.76	$0.99

Weighted average common shares outstanding:
Basic	15,337,423	15,416,836
Diluted	15,356,335	15,463,855

Dividends declared per common share	$0.57	$0.55

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income/(Loss)

(unaudited – in thousands)

	Three Months Ended March 31
	2023	2022

Net income	$11,285	$15,349

Other comprehensive income/(loss):
Unrealized gains/(losses) on investments in marketable debt securities	1,958	(6,327)
Reclassification adjustment for realized gains on sales of marketable debt securities	-	(107)
Income tax (expense)/benefit related to items of other comprehensive income	(279)	1,374
Other comprehensive income/(loss), net of tax	1,679	(5,060)

Net loss/(income) attributable to noncontrolling interest	438	(31)

Comprehensive income attributable to National HealthCare Corporation	$13,402	$10,258

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2023	December 31, 2022
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$46,144	$58,667
Restricted cash and cash equivalents, current portion	27,485	15,121
Marketable equity securities	100,825	100,786
Marketable debt securities	17,822	23,136
Restricted marketable equity securities	23,385	22,358
Restricted marketable debt securities, current portion	3,950	16,244
Accounts receivable	103,134	99,986
Inventories	6,946	7,088
Prepaid expenses and other assets	8,212	10,546
Total current assets	337,903	353,932

Property and Equipment:
Property and equipment, at cost	1,087,834	1,081,219
Accumulated depreciation and amortization	(584,710)	(574,687)
Net property and equipment	503,124	506,532

Other Assets:
Restricted cash and cash equivalents, less current portion	1,047	1,077
Restricted marketable debt securities, less current portion	117,450	103,267
Deposits and other assets	13,103	12,728
Operating lease right-of-use assets	113,799	120,521
Goodwill	168,295	168,295
Intangible assets	7,038	7,038
Investments in unconsolidated companies	3,594	2,060
Total other assets	424,326	414,986
Total assets	$1,265,353	$1,275,450

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$12,940	$16,958
Finance lease obligations, current portion	4,627	4,985
Operating lease liabilities, current portion	29,065	29,075
Accrued payroll	56,710	72,510
Amounts due to third party payors	16,679	16,631
Accrued risk reserves, current portion	31,435	31,365
Other current liabilities	23,021	17,615
Dividends payable	8,733	8,748
Total current liabilities	183,210	197,887

Finance lease obligations, less current portion	-	860
Operating lease liabilities, less current portion	83,988	91,016
Accrued risk reserves, less current portion	74,191	71,104
Refundable entrance fees	6,036	6,207
Deferred income taxes	11,519	10,909
Other noncurrent liabilities	26,507	19,953
Total liabilities	385,451	397,936

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,320,443 and 15,357,746 shares, respectively, issued and outstanding	153	153
Capital in excess of par value	225,148	226,991
Retained earnings	659,654	656,664
Accumulated other comprehensive loss	(7,853)	(9,532)
Total National HealthCare Corporation stockholders’ equity	877,102	874,276
Noncontrolling interest	2,800	3,238
Total equity	879,902	877,514
Total liabilities and equity	$1,265,353	$1,275,450

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended March 31
	2023	2022
Cash Flows From Operating Activities:
Net income	$11,285	$15,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,048	9,757
Equity in earnings of unconsolidated investments	(1,535)	(454)
Unrealized gains on marketable equity securities	(1,386)	(3,126)
(Gains)/losses on sale of marketable securities	492	(45)
Deferred income taxes	331	2,600
Stock–based compensation	639	712
Changes in operating assets and liabilities:
Accounts receivable	(3,148)	(5,624)
Inventories	142	(4)
Prepaid expenses and other assets	1,957	(4,385)
Operating lease obligations	(316)	-
Trade accounts payable	(4,018)	3,354
Accrued payroll	(15,800)	(32,821)
Amounts due to third party payors	48	(276)
Accrued risk reserves	3,157	3,365
Provider relief funds	-	(8,927)
Contract liabilities	-	(10,019)
Other current liabilities	5,407	1,701
Other noncurrent liabilities	6,554	1,386
Net cash provided by/(used in) operating activities	13,857	(27,457)
Cash Flows From Investing Activities:
Purchases of property and equipment	(6,640)	(8,962)
Collections of notes receivable	2	224
Purchases of marketable securities	(10,281)	(14,128)
Proceeds from sale of marketable securities	15,492	16,946
Net cash used in investing activities	(1,427)	(5,920)
Cash Flows From Financing Activities:
Principal payments under finance lease obligations	(1,218)	(1,147)
Dividends paid to common stockholders	(8,748)	(8,493)
Noncontrolling interest contributions	-	250
Repurchase of common shares	(2,482)	(146)
Entrance fee refunds	(171)	(914)
Net cash used in financing activities	(12,619)	(10,450)
Net Decrease in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	(189)	(43,827)
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	74,865	119,743
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$74,676	$75,916

Balance Sheet Classifications:
Cash and cash equivalents	$46,144	$56,993
Restricted cash and cash equivalents	28,532	18,923
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$74,676	$75,916

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

For the three months ended March 31, 2023:

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2023	15,357,746	$153	$226,991	$656,664	$(9,532)	$3,238	$877,514
Net income/(loss)	–	–	–	11,723	–	(438)	11,285
Other comprehensive income	–	–	–	–	1,679	–	1,679
Stock–based compensation	–	–	639	–	–	–	639
Shares sold – options exercised	7,046	–	–	–	–	–	–
Repurchase of common shares	(44,349)	–	(2,482)	–	–	–	(2,482)
Dividends declared to common stockholders ($0.57 per share)	–	–	–	(8,733)	–	–	(8,733)
Balance at March 31, 2023	15,320,443	$153	$225,148	$659,654	$(7,853)	$2,800	879,902

For the three months ended March 31, 2022:

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2022	15,452,033	$154	$232,167	$669,078	$1,605	$5,456	$908,460
Net income	–	–	–	15,318	–	31	15,349
Equity contributed by noncontrolling interest	–	–	–	–	–	250	250
Other comprehensive loss	–	–	–	–	(5,060)	–	(5,060)
Stock–based compensation	–	–	712	–	–	–	712
Shares sold – options exercised	21,463	–	–	–	–	–	–
Repurchase of common shares	(2,165)	–	(146)	–	–	–	(146)
Dividends declared to common stockholders ($0.55 per share)	–	–	–	(8,509)	–	–	(8,509)
Balance at March 31, 2022	15,471,331	$154	$232,733	$675,887	$(3,455)	$5,737	911,056

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2022

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of March 31, 2023, we operate or manage, through certain affiliates, 68 skilled nursing facilities with a total of 8,732 licensed beds, 23 assisted living facilities with 1,181 units, five independent living facilities, three behavioral health hospitals, 34 homecare agencies, and 30 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 8 states and are located primarily in the southeastern United States.

Note 2 – Summary of Significant Accounting Policies

The listing below is not intended to be a comprehensive list of all our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles (“GAAP”), with limited need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited December 31, 2022 consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by U.S. GAAP. Our audited December 31, 2022 consolidated financial statements are available at our web site: www.nhccare.com.

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

We assume that users of these interim financial statements have read or have access to the audited December 31, 2022 consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons.

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

The Company determines the transaction price based on established billing rates reduced by explicit price concessions provided to third party payors. Explicit price concessions are based on contractual agreements and historical experience. The Company considers the patient's ability and intent to pay the amount of consideration upon admission. Credit losses are recorded as bad debt expense, which is included as a component of other operating expenses in the interim condensed consolidated statements of operations. Bad debt expense was $1,811,000 and $2,536,000 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, and December 31, 2022, the Company has recorded allowance for doubtful accounts of $7,005,000 and $6,246,000, respectively, as our best estimate of expected losses inherent in the accounts receivable balance.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation, which were $5,653,000 and $5,787,000 for the three months ended March 31, 2023 and 2022, respectively.

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

We also annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded with a corresponding charge to income. As of March 31, 2023, and December 31, 2022, we have recorded a future service obligation liability in the amount of $2,218,000. This obligation is reflected within other noncurrent liabilities in the interim condensed consolidated balance sheets.

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

Other noncurrent liabilities also include funds received related to the Employee Retention Credit ("ERC"), a refundable tax credit for businesses that sustained a partial suspension of operations limiting commerce due to COVID-19 or had significant declines in gross receipts during 2020 and 2021.

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

Note 3 – Coronavirus Pandemic

In early March 2020, COVID-19, a disease caused by the novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. The U.S. government enacted several laws beginning in March 2020 designed to help the nation respond to the COVID-19 pandemic. The laws impacted healthcare providers in a variety of ways, but the largest legislation from a monetary relief perspective was the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). Through the CARES Act, as well as the Paycheck Protection Program and Health Care Enhancement Act ("PPPCHE"), the federal government allocated $178 billion to the Public Health and Social Services Emergency Fund, which is referred to as the Provider Relief Fund. The Provider Relief Fund is administered through grants and other mechanisms to skilled nursing providers, home health providers, hospitals, and other Medicare and Medicaid enrolled providers to cover unreimbursed health care related expenses or lost revenue attributable to the public health emergency resulting from COVID-19.

The Provider Relief Fund grants come with terms and condition certifications in which all providers are required to submit documents to ensure the funds are used for healthcare-related expenses or lost revenue attributable to COVID-19. The Company recorded $0 and $10,620,000 of government stimulus income from the Provider Relief Funds for the three months ended March 31, 2023 and 2022, respectively. The grant income was determined on a systematic basis in line with the recognition of specific expenses and lost revenues for which the grants are intended to compensate. The Company’s assessment of whether the terms and conditions for amounts received have been met for income recognition and the Company’s related income calculation considered all frequently asked questions and other interpretive guidance issued to date by the U.S. Department of Health and Human Services (“HHS”).

We have also received supplemental Medicaid payments from many of the states in which we operate to help mitigate the incremental costs resulting from the COVID-19 public health emergency. We have recorded $4,883,000 and $5,538,000 in net patient revenues for these supplemental Medicaid payments for the three months ended March 31, 2023 and 2022, respectively.

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

	Three Months Ended March 31
	2023	2022
Net patient revenues:
Inpatient services	$226,169	$224,842
Homecare and hospice	31,838	31,495
Total net patient revenues	$258,007	$256,337

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

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Three Months Ended March 31
Source	2023	2022
Medicare	36%	37%
Managed Care	11%	10%
Medicaid	27%	28%
Private Pay and Other	26%	25%
Total	100%	100%

Medicare covers skilled nursing services for beneficiaries who require nursing care and/or rehabilitation services following a hospitalization of at least three consecutive days.  Although, there has been temporary relief from the three-day hospital stay through the COVID-19 public health emergency, which is set to end on May 11, 2023. For each eligible day a Medicare beneficiary is in a skilled nursing facility, Medicare pays the facility a daily payment, subject to adjustment for certain factors such as a wage index in the geographic area. The payment covers all services provided by the skilled nursing facility for the beneficiary that day, including room and board, nursing, therapy and drugs, as well as an estimate of capital–related costs to deliver those services.

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

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe that any differences between the net revenues recorded, and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $16,679,000 and $16,631,000 as of March 31, 2023 and December 31, 2022, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

	Three Months Ended March 31
	2023	2022
Rental income	$6,043	$5,982
Management and accounting services fees	4,097	4,304
Insurance services	1,048	1,247
Other	368	493
Total other revenues	$11,556	$12,026

Rental Income

The Company leases real estate assets consisting of skilled nursing facilities and assisted living facilities to third party operators. Additionally, we sublease four Florida skilled nursing facilities included in our lease from National Health Investors (“NHI”) as noted in Note 8 – Long Term Leases.

Management Fees from National Health Corporation

We manage five skilled nursing facilities owned by National Health Corporation (“National”). For the three months ended March 31, 2023 and 2022, we recognized management fees and interest on management fees of $1,190,000 and $981,000, respectively, for these centers.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 were $736,000 and $728,000, respectively. Associated losses and expenses including those for self-insurance are included in the interim condensed consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 were $312,000 and $519,000, respectively. Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of operations as "Other operating costs and expenses".

Note 6 – Non–Operating Income

Non–operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on sales of marketable securities, and interest income (in thousands).

	Three Months Ended March 31
	2023	2022
Dividends and net realized gains and losses on sales of securities	$1,233	$1,753
Interest income	1,555	992
Equity in earnings of unconsolidated investments	1,535	454
Total non-operating income	$4,323	$3,199

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended March 31, 2023
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues and grant income:
Net patient revenues	$226,169	$31,838	$-	$258,007
Other revenues	271	-	11,285	11,556
Net operating revenues and grant income	226,440	31,838	11,285	269,563

Costs and expenses:
Salaries, wages, and benefits	138,939	20,244	8,641	167,824
Other operating	62,264	5,499	3,726	71,489
Rent	8,168	558	1,366	10,092
Depreciation and amortization	9,117	185	746	10,048
Interest	98	-	-	98
Total costs and expenses	218,586	26,486	14,479	259,551

Income/(loss) from operations	7,854	5,352	(3,194)	10,012
Non-operating income	-	-	4,323	4,323
Unrealized gains on marketable equity securities	-	-	1,386	1,386

Income before income taxes	$7,854	$5,352	$2,515	$15,721

	Three Months Ended March 31, 2022
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$224,842	$31,495	$-	$256,337
Other revenues	114	-	11,912	12,026
Government stimulus income	10,620	-	-	10,620
Net operating revenues and grant income	235,576	31,495	11,912	278,983

Costs and expenses:
Salaries, wages, and benefits	142,185	19,401	9,108	170,694
Other operating	64,383	7,095	2,607	74,085
Rent	8,347	592	1,126	10,065
Depreciation and amortization	8,838	113	806	9,757
Interest	165	-	-	165
Total costs and expenses	223,918	27,201	13,647	264,766

Income/(loss) from operations	11,658	4,294	(1,735)	14,217
Non-operating income	-	-	3,199	3,199
Unrealized gains on marketable equity securities	-	-	3,126	3,126

Income before income taxes	$11,658	$4,294	$4,590	$20,542

Note 8 – Long-Term Leases

Operating Leases

At March 31, 2023, we lease from NHI the real property of 28 skilled nursing facilities, five assisted living centers and three independent living centers under one lease agreement. As part of the lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator. The lease includes base rent plus a percentage rent. The annual base rent is $34,075,000 in 2023, $32,625,000 in 2024, $32,225,000 in 2025, and $31,975,000 in 2026 with the lease term expiring in 2026. The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Total facility rent expense to NHI was $9,295,000 and $9,252,000 for the three months ended March 31, 2023 and 2022, respectively.

Finance Leases

At March 31, 2023, we leased and operated three senior healthcare facilities in the state of Missouri under three separate lease agreements. Two of the healthcare facilities are skilled nursing facilities that also include assisted living facilities and the third healthcare facility is a memory care facility. Each of the leases is a ten-year lease with two five–year renewal options with the original lease expiring in 2024. Under the terms of the leases, base rent totals $5,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the 2014 base year.

Minimum Lease Payments

The following table summarizes the maturity of our finance and operating lease liabilities as of March 31, 2023 (in thousands):

	Finance Leases	Operating Leases
2024	$4,767	$35,514
2025	-	33,855
2026	-	33,104
2027	-	24,499
2028	-	133
Thereafter	-	-
Total minimum lease payments	4,767	127,105
Less: amounts representing interest	(140)	(14,052)
Present value of future minimum lease payments	4,627	113,053
Less: current portion	(4,627)	(29,065)
Noncurrent lease liabilities	$-	$83,988

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

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for share and per share amounts):

	Three Months Ended March 31
	2023	2022
Basic:
Weighted average common shares outstanding	15,337,423	15,416,836
Net income attributable to National HealthCare Corporation	$11,723	$15,318
Earnings per common share, basic	$0.76	$0.99

Diluted:
Weighted average common shares outstanding	15,337,423	15,416,836
Effects of dilutive instruments	18,912	47,019
Weighted average common shares outstanding	15,356,335	15,463,855

Net income attributable to National HealthCare Corporation	$11,723	$15,318
Earnings per common share, diluted	$0.76	$0.99

In the above table, options to purchase 0 and 5,783 shares of our common stock have been excluded for the three months ended March 31, 2023 and 2022, respectively, due to their anti-dilutive impact.

Note 10 – Investments in Marketable Securities

Our investments in marketable equity securities are carried at fair value with the changes in unrealized gains and losses recognized in our results of operations at each measurement date. Our investments in marketable debt securities are classified as available for sale securities and carried at fair value with the unrealized gains and losses recognized through accumulated other comprehensive income at each measurement date. Any credit related decline in fair market values below amortized cost of our available for sale debt securities are recorded in our results of operations through an allowance for credit losses. Realized gains and losses from securities sales are recognized in results of operations upon disposition of the securities using the specific identification method on a trade date basis. Refer to Note 11 for a description of the Company's methodology for determining the fair value of marketable securities.

Marketable securities consist of the following (in thousands):

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$100,825	$30,176	$100,786
Corporate debt securities	10,836	10,539	14,317	13,885
Asset-backed securities	500	499	500	494
U.S. Treasury securities	6,936	6,784	9,009	8,757
Restricted investments available for sale:
Marketable equity securities	24,006	23,385	24,326	22,358
Corporate debt securities	53,670	50,880	54,412	51,009
Asset-based securities	23,790	21,849	24,605	22,437
U.S. Treasury securities	47,745	43,895	45,989	41,294
State and municipal securities	4,844	4,776	4,877	4,771
	$202,503	$263,432	$208,211	265,791

Included in the marketable equity securities are the following (in thousands, except share amounts):

	March 31, 2023			December 31, 2022
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$84,109	1,630,642	$24,734	$85,152

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	March 31, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$28,078	$27,485	$33,662	$33,037
1 to 5 years	82,037	77,903	81,500	76,394
6 to 10 years	37,607	33,231	38,547	33,216
Over 10 years	599	603	-	-
	$148,321	$139,222	$153,709	$142,647

Gross unrealized gains related to marketable equity securities are $72,266,000 and $71,869,000 as of March 31, 2023 and December 31, 2022, respectively. Gross unrealized losses related to marketable equity securities are $2,238,000 and $3,227,000 as of March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023 and 2022, the Company recognized net unrealized gains of $1,386,000 and $3,126,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations.

Gross unrealized gains related to available for sale marketable debt securities are $80,000 and $9,000 as of March 31, 2023 and December 31, 2022, respectively. Gross unrealized losses related to available for sale marketable debt securities are $9,179,000 and $11,071,000 as of March 31, 2023 and December 31, 2022, respectively.

The Company’s unrealized losses in our available for sale marketable debt securities were determined to be non-credit related. The Company has not recognized any credit related impairments for the three months ended  March 31, 2023 and 2022.

For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.

Proceeds from the sale of available for sale marketable securities during the three months ended March 31, 2023 and 2022 were $15,492,000 and $16,946,000, respectively. Investment losses of $492,000 and investment gains of $45,000 were realized on these sales during the three months ended March 31, 2023 and 2022, respectively.

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

The following table summarizes fair value measurements by level at March 31, 2023 and December 31, 2022 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
March 31, 2023	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$46,144	$46,144	$–	$–
Restricted cash and cash equivalents	28,532	28,532	–	–
Marketable equity securities	124,210	124,210	–	–
Corporate debt securities	61,419	43,132	18,287	–
Asset–backed securities	22,348	–	22,348	–
U.S. Treasury securities	50,679	50,679	–	–
State and municipal securities	4,776	1,340	3,436	–
Total financial assets	$338,108	$294,037	$44,071	$–

	Fair Value Measurements Using
December 31, 2022	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$58,667	$58,667	$–	$–
Restricted cash and cash equivalents	16,198	16,198	–	–
Marketable equity securities	123,144	123,144	–	–
Corporate debt securities	64,894	48,525	16,369	–
Asset–backed securities	22,931	–	22,931	–
U.S. Treasury securities	50,051	50,051	–	–
State and municipal securities	4,771	1,337	3,434	–
Total financial assets	$340,656	$297,922	$42,734	$–

Note 12 – Goodwill and Other Intangible Assets

At March 31, 2023, the Company reviewed the carrying value of goodwill for impairment indicators. As a result of the review, there were no impairment indicators regarding the Company’s goodwill that required a quantitative test to be performed. However, our accounting estimates could materially change from period to period due to changing market factors. We will continue to monitor future events, changes in circumstances, and the potential impact thereof. If actual results are not consistent with our assumptions and estimates, we may be exposed to future goodwill impairment losses.

At March 31, 2023, the following table represents the activity related to our goodwill by segment (in thousands):

	Inpatient Services	Homecare and Hospice	All Other	Total
January 1, 2023	$3,741	$164,554	$–	$168,295
Additions	–	–	–	–
March 31, 2023	$3,741	$164,554	$–	$168,295

We also have recorded indefinite-lived intangible assets that consist of trade names ($4,340,000) and certificates of need and licenses ($2,698,000).

Note 13 - Stock Repurchase Program

During the three months ended March 31, 2023, the Company repurchased 44,349 shares of its common stock for a total cost of $2,482,000. During the three months ended March 31, 2022, the Company repurchased 2,165 shares of its common stock for a total cost of $146,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Note 14 – Stock–Based Compensation

NHC recognizes stock–based compensation expense for all stock options granted over the requisite service period using the fair value at the date of grant using the Black–Scholes pricing model. Stock–based compensation totaled $639,000 and $712,000 for the three months ended March 31, 2023 and 2022, respectively. Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of operations.

At March 31, 2023, the Company had $5,347,000 of unrecognized compensation cost related to unvested stock–based compensation awards. This unrecognized compensation cost will be amortized over an approximate three-year period.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the three months ended March 31, 2023 and for the year ended December 31, 2022.

	March 31, 2023	December 31, 2022
Risk–free interest rate	4.71%	1.83%
Expected volatility	30.27%	31.40%
Expected life, in years	2.9	2.9
Expected dividend yield	4.43%	3.57%

The following table summarizes our outstanding stock options for the three months ended March 31, 2023 and for the year ended December 31, 2022.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2022	374,926	$72.95	$–
Options granted	302,266	64.72	–
Options exercised	(32,597)	64.49	–
Options cancelled	(199,451)	75.98	–
Options outstanding at December 31, 2022	445,144	66.62	–
Options granted	246,436	54.15	–
Options outstanding at March 31, 2023	691,580	$62.18	$979,843

Options exercisable at March 31, 2023	157,901	$69.78	$–

Options Outstanding March 31, 2023	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
603,185	53.94	-	69.19	60.34	4.0
88,395	71.64	-	77.92	74.72	2.1
691,580				62.18	3.7

Note 15 – Income Taxes

The Company's income tax provision as a percentage of our income before income taxes was 28.2% and 25.3% for the three months ended March 31, 2023 and 2022, respectively.

Typically, these percentages vary from the U.S. federal statutory income tax rate of 21% primarily due to state income taxes, excess tax benefits from stock-based compensation, benefits resulting from the lapsing of statute of limitations of items in our tax contingency reserve, and non-deductible expenses. For the three months ended March 31, 2023 and 2022, the accrual of state income tax was the most significant reconciling item.

Our quarterly income tax provision, and our estimate of our annual effective income tax rate, is subject to variation due to several factors, including volatility based on the amount of pre-tax income or loss.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2019 (with certain state exceptions).

Note 16 – Contingencies and Commitments

Accrued Risk Reserves

We are self–insured for risks related to health insurance and have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned and leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $105,626,000 and $102,469,000 at March 31, 2023 and December 31, 2022, respectively. The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Qui Tam Litigation

United States of America, ex rel. Jennifer Cook and Sally Gaither v. Integrated Behavioral Health, Inc., NHC HealthCare/Moulton, LLC, et al., Case No. 2:20-CV-00877-AMM (N.D. Ala.)  This is a qui tam case originally filed under seal on June 22, 2020. The United States declined intervention on March 1, 2021. Thereafter, the Plaintiffs filed an amended Complaint against Dr. Sanja Malhotra, Integrated Behavioral Health, Inc. and other entities that Dr. Malhotra was alleged to own or in which he allegedly had a financial interest. The Complaint also named multiple skilled nursing facilities as Defendants, including NHC Healthcare/Moulton, LLC, an affiliate of National HealthCare Corporation. The Complaint alleged that nurse practitioners affiliated with Dr. Malhotra provided free services to the facilities in exchange for referrals to entities owned by or in which Dr. Malhotra had a financial interest in violation of the False Claims Act and Anti-Kickback Statute. NHC Healthcare/Moulton, LLC denied the allegations and filed a motion to dismiss on November 4, 2021. On January 28, 2022, the district court stayed this matter and administratively terminated the motion to dismiss pending the U.S. Supreme Court's review of a petition for certiorari filed in an unrelated matter but involving one of the legal arguments raised in the motion to dismiss. Thereafter, the U.S. Supreme Court denied the petition for certiorari in the unrelated matter. As a result, NHC Healthcare/Moulton, LLC renewed its motion to dismiss. The District Court granted NHC Healthcare/Moulton’s Motion to Dismiss, along with other pending Motions to Dismiss, and entered an Order of Dismissal on March 23, 2023 and an Amended Order of Dismissal on April 4, 2023, which dismissed the case in its entirety with prejudice with respect to the claims asserted by the Plaintiffs. The Plaintiffs filed a Notice of Appeal on April 20, 2023 to appeal the dismissal to the 11th Circuit Court of Appeals.

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

See the notes to the quarterly financial statements, and “Item 1. Business” in our 2022 Annual Report on Form 10–K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. This may be found on our web site at www.nhccare.com. You should carefully consider these risks before making any investment in the Company. These risks and uncertainties are not the only ones facing us. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward–looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of March 31, 2023, we operate or manage, through certain affiliates, 68 skilled nursing facilities with a total of 8,732 licensed beds, 23 assisted living facilities with 1,181 units, five independent living facilities, three behavioral health hospitals, 34 homecare agencies, and 30 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 8 states and are located primarily in the southeastern United States.

Impact of COVID-19

In early March 2020, COVID-19, a disease caused by the novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. As a provider of healthcare services, we were significantly exposed to the public health and economic effects of the COVID-19 pandemic.  NHC’s primary objective was and has remained the same throughout the COVID-19 pandemic: that is to protect the health and safety of our patients, residents, and partners (employees). We continue to follow all guidance from the Centers for Medicare and Medicaid Services (“CMS”), the Centers for Disease Control and Prevention (“CDC”), and state and local health departments to prevent the spread of the disease within our operations.

We began our first vaccination clinics in our skilled nursing facilities in December 2020. As the vaccination clinics progressed and as the vaccine became more accessible, we began to see a significant decline in COVID-19 cases among our operations, as well as a significant decrease in the adverse health events related to COVID. Despite the COVID-19 cases and adverse health events from COVID declining, our operating expenses remained elevated with incentive compensation being paid to attract and retain frontline partners, as well as increased costs of personal protective equipment (“PPE”), sanitizers and cleaning supplies, and COVID-19 testing of our patients and partners. Despite the continued disruption of COVID-19 to our operations, our capital and financial resources, including our overall liquidity, remain strong. Our liquidity provides us with significant flexibility to maintain the strength of our balance sheet in periods of uncertainty or stress.

Legislation and Government Stimulus Due to COVID-19

The U.S. government enacted several laws beginning in March 2020 designed to help the nation respond to the COVID-19 pandemic. The new laws impacted healthcare providers in a variety of ways, but the largest legislation from a monetary relief perspective was the CARES Act. Through the CARES Act, as well as the PPPCHE, the federal government allocated $178 billion to the Public Health and Social Services Emergency Fund, which is referred to as the Provider Relief Fund. The Provider Relief Fund is administered through grants and other mechanisms to skilled nursing providers, home health providers, hospitals, and other Medicare and Medicaid enrolled providers to cover unreimbursed health care related expenses or lost revenue attributable to the public health emergency resulting from COVID-19.

The Provider Relief Fund grants come with terms and condition certifications in which all providers are required to submit documents to ensure the funds are used for healthcare-related expenses or lost revenue attributable to COVID-19. The Company recorded $0 and $10,620,000 of government stimulus income from the Provider Relief Funds for the three months ended March 31, 2023 and 2022, respectively. The grant income was determined on a systematic basis in line with the recognition of specific expenses and lost revenues for which the grants are intended to compensate. The Company’s assessment of whether the terms and conditions for amounts received have been met for income recognition and the Company’s related income calculation considered all frequently asked questions and other interpretive guidance issued to date by the U.S. Department of Health and Human Services (“HHS”).

We have also received supplemental Medicaid payments from many of the states in which we operate to help mitigate the incremental costs resulting from the COVID-19 public health emergency. We have recorded $4,883,000 and $5,538,000 in net patient revenues for these supplemental Medicaid payments for the three months ended March 31, 2023 and 2022, respectively.

Summary of Goals and Areas of Focus

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for the three months ending March 31, 2023 was 87.4% compared to 82.7% for the same period a year ago.

Due to America’s healthcare labor shortage, the challenge of maintaining desirable patient census levels has been amplified. Management has undertaken a number of steps in order to best position our current and future health care facilities. This includes working internally to examine and improve systems to be most responsive to referral sources and payors, as well as find creative initiatives to retain and attract qualified healthcare professionals. Additionally, NHC is in various stages of partnerships with hospital systems, payors, and other post–acute alliances to better position ourselves so we are an active participant in the delivery of post-acute healthcare services.

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

The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of March 31, 2023:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	68
Number of 4 and 5-star rated skilled nursing facilities	40
Percentage of 4 and 5-star rated skilled nursing facilities	59%	37%
Average rating for all skilled nursing facilities, end of period	3.6	2.9

Development and Growth

We are undertaking to expand our senior care operations while protecting our existing operations and markets. The following table lists our recent development activities.

Type of Operation	Description	Size	Location	Placed in Service
Homecare	New Office	1 office	Anderson, SC	January 2022
Hospice	New Office	1 office	Tullahoma, TN	March 2022
Behavioral Health Hospital	New Facility	64 beds	Knoxville, TN	April 2022
Behavioral Health Hospital	New Facility	16 beds	St. Louis, MO	June 2022
Hospice	New Office	1 office	Cedar Bluff, VA	March 2023

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $105,626,000 at March 31, 2023 and are a primary area of management focus. We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

In April 2023, CMS released its proposed rule outlining fiscal year 2024 Medicare payment rates and policy changes for skilled nursing facilities, which will begin on October 1, 2023. The fiscal year 2024 proposed rule equates to a net increase of 3.7%, or approximately $1.2 billion, in Medicare Part A payments to SNFs in fiscal year 2024 compared to 2023 levels.  The proposed rule includes a 2.7% market basket rate increase, a 3.6% market basket forecast error adjustment, less a 0.2% productivity adjustment, as well as a negative 2.3%, or approximately $745 million, decrease in 2024 SNF Payment Prospective Systems rates as a result of the second phase of the Patient Driven Payment Model parity adjustment recalibration.

For the first three months of 2023, our average Medicare per diem rate for skilled nursing facilities increased 2.1% as compared to the same period in 2022.

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

We have also received from many of the states in which we operate supplemental Medicaid payments to help mitigate the incremental costs resulting from the COVID-19 public health emergency. We have recorded $4,883,000 and $5,538,000 in net patient revenues for these supplemental Medicaid payments for the three months ended March 31, 2023 and 2022, respectively.

For the first three months of 2023, our average Medicaid per diem increased 3.6% compared to the same period in 2022.

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

Medicare – Homecare Programs

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended March 31, 2023
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues and grant income:
Net patient revenues	$226,169	$31,838	$-	$258,007
Other revenues	271	-	11,285	11,556
Net operating revenues and grant income	226,440	31,838	11,285	269,563

Costs and expenses:
Salaries, wages, and benefits	138,939	20,244	8,641	167,824
Other operating	62,264	5,499	3,726	71,489
Rent	8,168	558	1,366	10,092
Depreciation and amortization	9,117	185	746	10,048
Interest	98	-	-	98
Total costs and expenses	218,586	26,486	14,479	259,551

Income/(loss) from operations	7,854	5,352	(3,194)	10,012
Non-operating income	-	-	4,323	4,323
Unrealized gains on marketable equity securities	-	-	1,386	1,386

Income before income taxes	$7,854	$5,352	$2,515	$15,721

	Three Months Ended March 31, 2022
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$224,842	$31,495	$-	$256,337
Other revenues	114	-	11,912	12,026
Government stimulus income	10,620	-	-	10,620
Net operating revenues and grant income	235,576	31,495	11,912	278,983

Costs and expenses:
Salaries, wages, and benefits	142,185	19,401	9,108	170,694
Other operating	64,383	7,095	2,607	74,085
Rent	8,347	592	1,126	10,065
Depreciation and amortization	8,838	113	806	9,757
Interest	165	-	-	165
Total costs and expenses	223,918	27,201	13,647	264,766

Income/(loss) from operations	11,658	4,294	(1,735)	14,217
Non-operating income	-	-	3,199	3,199
Unrealized gains on marketable equity securities	-	-	3,126	3,126

Income before income taxes	$11,658	$4,294	$4,590	$20,542

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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes the unrealized gains or losses on our marketable equity securities, operating results for the newly constructed healthcare facilities or start-up operations not at full capacity, and share-based compensation expense is helpful in allowing investors to assess the Company’s operations more accurately.

The operating results for the newly constructed healthcare facilities not at full capacity for the three months ended March 31, 2023 include facilities that began operations from 2021 to 2023, which is two behavioral health hospitals, one homecare agency, and two hospice agencies. For the three months ended March 31, 2022, included are facilities that began operations from 2020 to 2022, which is two behavioral health hospitals.

The tables below provide reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Three Months Ended March 31
	2023	2022

Net income attributable to National Healthcare Corporation	$11,723	$15,318
Non-GAAP adjustments
Unrealized gains on marketable equity securities	(1,386)	(3,126)
Operating results for newly opened facilities or agencies not at full capacity	1,217	743
Share-based compensation expense	639	712
Income tax (benefit)/provision on non-GAAP adjustments	(122)	434
Non-GAAP Net income	$12,071	$14,081

GAAP diluted earnings per share	$0.76	$0.99
Non-GAAP adjustments
Unrealized gains on marketable equity securities	(0.06)	(0.15)
Operating results for newly opened facilities or agencies not at full capacity	0.06	0.04
Share-based compensation expense	0.03	0.03
Non-GAAP diluted earnings per share	$0.79	$0.91

Results of Operations

The following table and discussion set forth items from the interim condensed consolidated statements of operations as a percentage of net operating revenues and grant income for the three months ended March 31, 2023 and 2022.

Percentage of Net Operating Revenues and Grant Income

	Three Months Ended March 31
	2023	2022
Net operating revenues and grant income	100.0%	100.0%
Costs and expenses:
Salaries, wages, and benefits	62.3	61.2
Other operating	26.5	26.6
Facility rent	3.7	3.5
Depreciation and amortization	3.7	3.5
Interest	0.1	0.1
Total costs and expenses	96.3	94.9
Income from operations	3.7	5.1
Non–operating income	1.6	1.2
Unrealized gains on marketable equity securities	0.5	1.1
Income before income taxes	5.8	7.4
Income tax provision	(1.6)	(1.9)
Net income	4.2	5.5
Net loss/(income) attributable to noncontrolling interest	0.1	0.0
Net income attributable to stockholders of NHC	4.3%	5.5%

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Results for the quarter ended March 31, 2023 compared to the first quarter of 2022 include a 3.4% decrease in net operating revenues and grant income. The net operating revenues and grant income decrease was primarily driven by the reduction in government stimulus income of $10,620,000 during the first quarter of 2023 compared to the same period a year ago, as well as us exiting the seven skilled nursing facilities in Massachusetts and New Hampshire during the third quarter of 2022. Excluding the government stimulus income and the seven skilled nursing facilities in Massachusetts and New Hampshire, same-facility net operating revenues increased 7.1% during the first quarter of 2023 compared to the same period a year ago.

For the quarter ended March 31, 2023, GAAP net income attributable to NHC was $11,723,000 compared to net income of $15,318,000 for the same period in 2022. Excluding the unrealized gains in our marketable equity securities portfolio and other non-GAAP adjustments, adjusted net income for the quarter ended March 31, 2023 was $12,071,000 compared to $14,081,000 for the same period in 2022.  The decrease in adjusted net income for the first quarter of 2023 compared to the first quarter of 2022 was primarily due to the $10,620,000 less in government stimulus income recorded during the current quarter.

Net operating revenues and grant income

Net patient revenues increased $1,670,000, or 0.7%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the quarter averaged 87.4%, compared to an average of 82.7% for the same quarter a year ago. Overall, the composite skilled nursing facility per diem increased 3.3% compared to the same quarter a year ago. Our Medicare per diem rates increased 2.1% and managed care per diem rates increased 2.7% compared to the same quarter a year ago. Medicaid and private pay per diem rates increased 3.6% and 3.1%, respectively, compared to the same quarter a year ago. For the three months ended March 31, 2023 and 2022, respectively, $4,883,000 and $5,538,000 have been included in our net patient revenues for supplemental COVID-19 Medicaid payments.

In September 2022, the Company transferred the operations of seven skilled nursing facilities located in Massachusetts and New Hampshire resulting in net patient revenues decreasing $16,603,000 for the three months ended March 31, 2023 compared to the same quarter last year.

Other revenues decreased $470,000, or 3.9%, compared to the same quarter last year, as further detailed in Note 5 to our interim condensed consolidated financial statements.

During the three months ended March 31, 2023 and 2022, respectively, we recorded $0 and $10,620,000 in government stimulus income related to funds received from the CARES Act Provider Relief Fund. See Note 3 - Coronavirus Pandemic for additional information.

Total costs and expenses

Total costs and expenses for the three months ended March 31, 2023 compared to the same period of 2022 decreased $5,215,000, or 2.0% to $259,551,000 from $264,766,000.

Salaries, wages, and benefits decreased $2,870,000, or 1.7%, to $167,824,000 from $170,694,000. Salaries, wages, and benefits as a percentage of net operating revenues and grant income was 62.3% compared to 61.2% for the three months ended March 31, 2023 and 2022, respectively. We continue to face workforce and labor shortages within all of our operations, which increases wage pressure in regards to retaining and attracting qualified healthcare partners (employees). The labor and workforce shortages have resulted in us contracting with agency nurse staffing companies.  The agency nurse staffing companies charge inflated hourly rates; therefore, we are working diligently to find solutions to reduce and eliminate the agency nurse staffing within our healthcare operations. For the quarter ended March 31, 2023, our agency nurse staffing expense decreased $4,941,000, or approximately 34%, compared to the same period a year ago.

In September 2022, the Company transferred the operations of seven skilled nursing facilities located in Massachusetts and New Hampshire resulting in salaries, wages, and benefits decreasing $11,884,000 for the three months ended March 31, 2023 compared to the same quarter last year.

Other operating expenses decreased $2,596,000, or 3.5%, to $71,489,000 for the 2023 period compared to $74,085,000 for the 2022 period. Other operating expenses as a percentage of net operating revenues and grant income was 26.5% and 26.6% for the three months ended March 31, 2023 and 2022, respectively. The transfer of the operations of the seven skilled nursing facilities located in Massachusetts and New Hampshire, as noted above, resulted in other operating expenses decreasing $5,206,000 for the three months ended March 31, 2023 compared to the same quarter last year. We continue to face inflationary pressures in certain categories within other operating expenses as well, such as food/dietary supplies and drugs/pharmaceutical supplies.

Other income

Non–operating income increased by $1,124,000 compared to the same period last year, as further detailed in Note 6 to our interim condensed consolidated financial statements.

Income taxes

The income tax provision for the three months ended March 31, 2023 is $4,436,000 (an effective income tax rate of 28.2%).

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

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Results for the quarter ended March 31, 2022 compared to the first quarter of 2021 include an 11.2% increase in net operating revenues and grant income.  Despite the decrease in Provider Relief Funds, the net operating revenues increase was primarily due to the census increase in our skilled nursing facilities and the June 2021 acquisition of Caris Healthcare, a hospice provider.

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Three Months Ended March 31		Three Month Change
	2023	2022	$	%
Cash, cash equivalents, restricted cash, and restricted cash equivalents, at beginning of period	$74,865	$119,743	$(44,878)	(37.5)

Cash provided by/(used in) operating activities	13,857	(27,457)	41,314	150.5

Cash used in investing activities	(1,427)	(5,920)	4,493	75.9

Cash used in financing activities	(12,619)	(10,450)	(2,169)	(20.8)

Cash, cash equivalents, restricted cash, and restricted cash equivalents, at end of period	$74,676	$75,916	$(1,240)	(1.6)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2023 was $13,857,000 as compared to cash used in operating activities of $27,457,000 in the same period last year. Cash provided by operating activities consisted of net income of $11,285,000 and adjustments for non–cash items of $8,097,000. There was cash used for working capital needs in the amount of $6,017,000 for the three months ended March 31, 2023 compared to $52,250,000 for the same period a year ago.

Included in the adjustments for non-cash items are depreciation expense, equity in earnings of unconsolidated investments, unrealized gains on our marketable equity securities, deferred taxes, and stock compensation.

Investing Activities

Net cash used in investing activities totaled $1,427,000 for the three months ended March 31, 2023, compared to $5,920,000 for the three months ended March 31, 2022. Cash used for property and equipment additions was $6,640,000 and $8,962,000 for the three months ended March 31, 2023, and 2022, respectively. Proceeds from the sale of marketable securities, net of purchases, resulted in cash provided by investing activity of $5,211,000 and $2,818,000 for the three months ended March 31, 2023 and 2022, respectively.

Financing Activities

Net cash used in financing activities totaled $12,619,000 for the three months ended March 31, 2023 compared to $10,450,000 for the three months ended March 31, 2022. We made principal payments under our finance lease obligations in the amount of $1,218,000 and $1,147,000 for the three months ended March 31, 2023 and 2022, respectively. Cash used for dividend payments to common stockholders totaled $8,748,000 in the current year period compared to $8,493,000 for the same period a year ago. We repurchased common shares outstanding in the amount of $2,482,000 in the current year period compared to $146,000 for the same period a year ago.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $46,144,000 and our marketable equity and debt securities of $118,647,000 are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $46,144,000 and our marketable equity and debt securities of $118,647,000. We also have substantial value in our unencumbered real estate assets which could potentially be used as collateral in future borrowing opportunities. At March 31, 2023, we do not have any long-term debt.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At March 31, 2023, we have available for sale marketable debt securities in the amount of $139,222,000. The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

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

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At March 31, 2023, the fair value of our marketable equity securities is approximately $124,210,000. Of the $124.2 million equity securities portfolio, our investment in NHI comprises approximately $84.1 million, or 67.7%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $12.4 million. At March 31, 2023, our equity securities had net unrealized gains of $70.0 million. Of the $70.0 million of unrealized gains, $59.4 million is related to our investment in NHI.

Item 4.	Controls and Procedures.

As of March 31, 2023, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of prior, current, and pending litigation of material significance to NHC, please see Note 16 of this Form 10–Q.

Item 1A.	Risk Factors.

During the three months ended March 31, 2023, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

10.1

Amendment No. 9 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation (Incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed on November 3, 2022.)

10.2

Amendment No. 10 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation (Incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed on November 3, 2022.)

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: May 4, 2023	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer

Date: May 4, 2023	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Controller
(Principal Accounting Officer)