Form 10-Q
period 2023-06-30
NATIONAL HEALTHCARE CORP
filed 2023-08-03
CIK 1047335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

15,320,543 shares of common stock of the registrant were outstanding as of July 31, 2023.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022

Revenues and grant income:
Net patient revenues	$269,605	$260,077	$527,612	$516,414
Other revenues	12,977	10,962	24,533	22,988
Government stimulus income	-	320	-	10,940
Net operating revenues and grant income	282,582	271,359	552,145	550,342

Cost and expenses:
Salaries, wages, and benefits	175,294	174,936	343,118	345,630
Other operating	73,234	71,311	144,723	145,396
Facility rent	9,901	10,411	19,993	20,476
Depreciation and amortization	10,083	10,001	20,131	19,758
Interest	93	149	191	314
Total costs and expenses	268,605	266,808	528,156	531,574

Income from operations	13,977	4,551	23,989	18,768

Other income:
Non–operating income	3,696	2,521	8,019	5,720
Unrealized gains/(losses) on marketable equity securities	4,650	(3,549)	6,036	(423)

Income before income taxes	22,323	3,523	38,044	24,065
Income tax provision	(6,406)	(1,362)	(10,842)	(6,555)
Net income	15,917	2,161	27,202	17,510
Net loss attributable to noncontrolling interest	364	1,042	802	1,011

Net income attributable to National HealthCare Corporation	$16,281	$3,203	$28,004	$18,521

Earnings per share attributable to National HealthCare Corporation stockholders:
Basic	$1.06	$0.21	$1.83	$1.20
Diluted	$1.06	$0.21	$1.83	$1.20

Weighted average common shares outstanding:
Basic	15,297,435	15,452,402	15,317,319	15,434,718
Diluted	15,322,344	15,487,123	15,339,240	15,475,553

Dividends declared per common share	$0.59	$0.57	$1.16	$1.12

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income/(Loss)

(unaudited – in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022

Net income	$15,917	$2,161	$27,202	$17,510

Other comprehensive income/(loss):
Unrealized gains/(losses) on investments in marketable debt securities	(1,378)	(3,679)	580	(10,006)
Reclassification adjustment for realized (gains)/losses on sales of marketable debt securities	20	(15)	20	(122)
Income tax (expense)/benefit related to items of other comprehensive income	158	166	(121)	1,540
Other comprehensive income/(loss), net of tax	(1,200)	(3,528)	479	(8,588)

Net loss attributable to noncontrolling interest	364	1,042	802	1,011

Comprehensive income/(loss) attributable to National HealthCare Corporation	$15,081	$(325)	$28,483	$9,933

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2023	December 31, 2022
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$78,492	$58,667
Restricted cash and cash equivalents, current portion	23,330	15,121
Marketable equity securities	103,812	100,786
Marketable debt securities	11,140	23,136
Restricted marketable equity securities	25,127	22,358
Restricted marketable debt securities, current portion	8,018	16,244
Accounts receivable	101,260	99,986
Inventories	6,995	7,088
Prepaid expenses and other assets	10,560	10,546
Total current assets	368,734	353,932

Property and Equipment:
Property and equipment, at cost	1,096,659	1,081,219
Accumulated depreciation and amortization	(594,769)	(574,687)
Net property and equipment	501,890	506,532

Other Assets:
Restricted cash and cash equivalents, less current portion	1,083	1,077
Restricted marketable debt securities, less current portion	110,125	103,267
Deposits and other assets	13,130	12,728
Operating lease right-of-use assets	107,043	120,521
Goodwill	168,295	168,295
Intangible assets	7,038	7,038
Investments in unconsolidated companies	3,346	2,060
Total other assets	410,060	414,986
Total assets	$1,280,684	$1,275,450

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$14,520	$16,958
Finance lease obligations, current portion	3,390	4,985
Operating lease liabilities, current portion	29,112	29,075
Accrued payroll	67,329	72,510
Amounts due to third party payors	15,659	16,631
Accrued risk reserves, current portion	31,348	31,365
Other current liabilities	27,401	17,615
Dividends payable	9,039	8,748
Total current liabilities	197,798	197,887

Finance lease obligations, less current portion	-	860
Operating lease liabilities, less current portion	76,878	91,016
Accrued risk reserves, less current portion	74,872	71,104
Refundable entrance fees	5,728	6,207
Deferred income taxes	12,227	10,909
Other noncurrent liabilities	26,823	19,953
Total liabilities	394,326	397,936

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,320,543 and 15,357,746 shares, respectively, issued and outstanding	153	153
Capital in excess of par value	225,926	226,991
Retained earnings	666,896	656,664
Accumulated other comprehensive loss	(9,053)	(9,532)
Total National HealthCare Corporation stockholders’ equity	883,922	874,276
Noncontrolling interest	2,436	3,238
Total equity	886,358	877,514
Total liabilities and equity	$1,280,684	$1,275,450

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended June 30
	2023	2022
Cash Flows From Operating Activities:
Net income	$27,202	$17,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,131	19,758
Equity in earnings of unconsolidated investments	(1,756)	(464)
Distributions from unconsolidated investments	469	439
Unrealized (gains)/losses on marketable equity securities	(6,036)	423
Realized losses on sale of marketable securities	561	364
Deferred income taxes	1,197	3,966
Stock–based compensation	1,411	1,341
Changes in operating assets and liabilities:
Accounts receivable	(1,274)	(4,291)
Inventories	93	1,219
Prepaid expenses and other assets	(13)	(6,936)
Operating lease obligations	(623)	-
Trade accounts payable	(2,438)	3,652
Accrued payroll	(5,181)	(21,037)
Amounts due to third party payors	(972)	424
Accrued risk reserves	3,751	4,615
Provider relief funds	-	(8,927)
Contract liabilities	-	(14,436)
Other current liabilities	9,786	291
Other noncurrent liabilities	6,870	874
Net cash provided by/(used in) operating activities	53,178	(1,215)
Cash Flows From Investing Activities:
Purchases of property and equipment	(12,789)	(17,033)
Acquisition of skilled nursing facility	(2,700)	-
Proceeds from the sale of property and equipment	-	2,500
(Investments in)/collections of notes receivable	(403)	453
Purchases of marketable securities	(14,406)	(24,897)
Proceeds from sale of marketable securities	28,051	30,814
Net cash used in investing activities	(2,247)	(8,163)
Cash Flows From Financing Activities:
Principal payments under finance lease obligations	(2,455)	(2,312)
Dividends paid to common stockholders	(17,481)	(17,002)
Noncontrolling interest contributions	-	250
Issuance of common shares	6	1,120
Repurchase of common shares	(2,482)	(146)
Entrance fee refunds	(479)	(707)
Net cash used in financing activities	(22,891)	(18,797)
Net Increase/(Decrease) in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	28,040	(28,175)
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	74,865	119,743
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$102,905	$91,568

Balance Sheet Classifications:
Cash and cash equivalents	$78,492	$75,798
Restricted cash and cash equivalents	24,413	15,770
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$102,905	$91,568

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

For the six months ended June 30, 2023:

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Loss	Interest	Equity
Balance at January 1, 2023	15,357,746	$153	$226,991	$656,664	$(9,532)	$3,238	$877,514
Net income	–	–	–	11,723	–	(438)	11,285
Other comprehensive income	–	–	–	–	1,679	–	1,679
Stock–based compensation	–	–	639	–	–	–	639
Shares sold – options exercised	7,046	–	–	–	–	–	–
Repurchase of common shares	(44,349)	–	(2,482)	–	–	–	(2,482)
Dividends declared to common stockholders ($0.57 per share)	–	–	–	(8,733)	–	–	(8,733)
Balance at March 31, 2023	15,320,443	$153	$225,148	$659,654	$(7,853)	$2,800	879,902
Net income/(loss)	–	–	–	16,281	–	(364)	15,917
Other comprehensive loss	–	–	–	–	(1,200)	–	(1,200)
Stock–based compensation	–	–	772	–	–	–	772
Shares sold – options exercised	100	–	6	–	–	–	6
Dividends declared to common stockholders ($0.59 per share)	–	–	–	(9,039)	–	–	(9,039)
Balance at June 30, 2023	15,320,543	153	225,926	666,896	(9,053)	2,436	886,358

For the six months ended June 30, 2022:

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income/(Loss)	Interest	Equity
Balance at January 1, 2022	15,452,033	$154	$232,167	$669,078	$1,605	$5,456	$908,460
Net income	–	–	–	15,318	–	31	15,349
Other comprehensive loss	–	–	–	–	(5,060)	–	(5,060)
Stock–based compensation	–	–	712	–	–	–	712
Shares sold – options exercised	21,463	–	–	–	–	–	–
Repurchase of common shares	(2,165)	–	(146)	–	–	–	(146)
Dividends declared to common stockholders ($0.55 per share)	–	–	–	(8,509)	–	–	(8,509)
Balance at March 31, 2022	15,471,331	$154	$232,733	$675,887	$(3,455)	$5,737	$911,056
Net income/(loss)	–	–	–	3,203	–	(1,042)	2,161
Other comprehensive loss	–	–	–	–	(3,528)	–	(3,528)
Stock–based compensation	–	–	629	–	–	–	629
Shares sold – options exercised	16,554	–	1,120	–	–	–	1,120
Dividends declared to common stockholders ($0.57 per share)	–	–	–	(8,828)	–	–	(8,828)
Balance at June 30, 2022	15,487,885	$154	$234,482	$670,262	$(6,983)	$4,695	$902,610

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2023

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of June 30, 2023, we operate or manage, through certain affiliates, 68 skilled nursing facilities with a total of 8,732 licensed beds, 23 assisted living facilities with 1,181 units, five independent living facilities, three behavioral health hospitals, 35 homecare agencies, and 30 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 8 states and are located primarily in the southeastern United States.

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

The Company determines the transaction price based on established billing rates reduced by explicit price concessions provided to third party payors. Explicit price concessions are based on contractual agreements and historical experience. The Company considers the patient's ability and intent to pay the amount of consideration upon admission. Credit losses are recorded as bad debt expense, which is included as a component of other operating expenses in the interim condensed consolidated statements of operations. Bad debt expense was $1,852,000 and $3,663,000 for the three and six months ended June 30, 2023. For the three and six months ended June 30, 2022, bad debt expense was $1,805,000 and $4,341,000, respectively. As of June 30, 2023 and December 31, 2022, the Company has recorded allowance for doubtful accounts of $8,584,000 and $6,246,000, respectively, as our best estimate of expected losses inherent in the accounts receivable balance.

Other Revenues

Other revenues include revenues from the provision of insurance services to other healthcare providers, management and accounting services to other healthcare providers, and rental income. Our insurance revenues consist of premiums that are generally paid in advance and then amortized into income over the policy period. We charge for management services based on a percentage of net revenues. We charge for accounting services based on a monthly fee or a fixed fee per bed of the healthcare center under contract. We record other revenues as the performance obligations are satisfied based on the terms of our contractual arrangements.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation, which were $4,995,000 and $10,648,000 for the three and six months ended June 30, 2023. General and administrative costs were $4,799,000 and $10,586,000 for the three and six months ended June 30, 2022, respectively.

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

The Company records right-of-use assets and liabilities for non-cancelable real estate operating leases with original or remaining lease terms in excess of one year. Leases with a lease term of 12 months or less at inception are expensed on a straight-line basis over the lease term. We recognize lease components and non-lease components together and not as separate parts of a lease for real estate leases.

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

The Company’s indefinite-lived intangible assets consist of trade names and certificates of need and licenses. The Company reviews indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the fair value of the intangible asset is below its carrying amount.

Accrued Risk Reserves

We are self–insured for risks related to workers' compensation and general and professional liability insurance. We have two wholly–owned limited purpose insurance companies that insure these risks. The accrued risk reserves include a liability for reported claims and estimates for incurred but unreported claims. Our policy is to engage an external, independent actuary to assist in estimating our exposure for claims obligations (for both asserted and unasserted claims). We reassess our accrued risk reserves on a quarterly basis.

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

We are principally self-insured for incidents occurring in all centers owned or leased by us. The coverage includes both primary policies and excess policies. In all years, settlements, if any, in excess of available insurance policy limits and our own reserves would be expensed by us.

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

We also annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded with a corresponding charge to income. As of June 30, 2023, and December 31, 2022, we have recorded a future service obligation liability in the amount of $2,218,000. This obligation is reflected within other noncurrent liabilities in the interim condensed consolidated balance sheets.

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

The Provider Relief Fund grants come with terms and condition certifications in which all providers are required to submit documents to ensure the funds are used for healthcare-related expenses or lost revenue attributable to COVID-19. The Company recorded $0 and $320,000 of government stimulus income from the Provider Relief Funds for the three months ended June 30, 2023 and 2022, respectively. The Company recorded $0 and $10,940,000 of government stimulus income from the Provider Relief Funds for the six months ended June 30, 2023 and 2022, respectively. The grant income was determined on a systematic basis in line with the recognition of specific expenses and lost revenues for which the grants are intended to compensate. The Company’s assessment of whether the terms and conditions for amounts received have been met for income recognition and the Company’s related income calculation considered all frequently asked questions and other interpretive guidance issued to date by the U.S. Department of Health and Human Services (“HHS”).

We have also received supplemental Medicaid payments from many of the states in which we operate to help mitigate the incremental costs resulting from the COVID-19 public health emergency. We have recorded $6,247,000 and $5,001,000 in net patient revenues for these supplemental Medicaid payments for the three months ended June 30, 2023 and 2022, respectively. We have recorded $11,130,000 and $10,539,000 in net patient revenues for these supplemental Medicaid payments for the six months ended June 30, 2023 and 2022, respectively.

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

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Net patient revenues:
Inpatient services	$236,760	$227,796	$462,929	$452,638
Homecare and hospice	32,845	32,281	64,683	63,776
Total net patient revenue	$269,605	$260,077	$527,612	$516,414

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

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
Source	2023	2022	2023	2022
Medicare	35%	36%	35%	37%
Managed Care	9%	10%	10%	10%
Medicaid	30%	29%	29%	28%
Private Pay and Other	26%	25%	26%	25%
Total	100%	100%	100%	100%

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

Third Party Payors

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Noncompliance with such laws and regulations can be subject to regulatory actions including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are following all applicable laws and regulations.

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe that any differences between the net revenues recorded, and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $15,659,000 and $16,631,000 as of June 30, 2023 and December 31, 2022, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Rental income	$5,965	$5,830	$12,009	$11,812
Management and accounting services fees	5,763	3,767	9,860	8,071
Insurance services	882	1,235	1,930	2,482
Other	367	130	734	623
Total other revenues	$12,977	$10,962	$24,533	$22,988

Rental Income

The Company leases real estate assets consisting of skilled nursing facilities and assisted living facilities to third party operators. Additionally, we sublease four Florida skilled nursing facilities included in our lease from National Health Investors (“NHI”) as noted in Note 8 – Long Term Leases.

Management Fees from National Health Corporation

We manage five skilled nursing facilities owned by National Health Corporation (“National”). We recognized management fees and interest on management fees from these facilities of $1,276,000 and $1,002,000 for the three months ended June 30, 2023 and 2022, respectively. We recognized management fees and interest on management fees of $2,466,000 and $1,983,000 from these facilities for the six months ended June 30, 2023 and 2022, respectively.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended June 30, 2023 and 2022 were $570,000 and $716,000, respectively. The premium revenues reflected in the interim condensed consolidated statements of operations for the six months ended June 30, 2023 and 2022 were $1,307,000 and $1,443,000, respectively. Associated losses and expenses including those for self-insurance are included in the interim condensed consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended June 30, 2023 and 2022 were $312,000 and $519,000, respectively. The premium revenues reflected in the interim condensed consolidated statements of operations for the six months ended June 30, 2023 and 2022 were $623,000 and $1,039,000, respectively. Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of operations as "Other operating costs and expenses".

Note 6 – Non–Operating Income

Non–operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on sales of marketable securities, and interest income (in thousands).

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Dividends and net realized gains and losses on sales of securities	$1,681	$1,304	$2,914	$3,057
Interest income	1,794	1,207	3,349	2,199
Equity in earnings of unconsolidated investments	221	10	1,756	464
Total non-operating income	$3,696	$2,521	$8,019	$5,720

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended June 30, 2023
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues and grant income:
Net patient revenues	$236,760	$32,845	$-	$269,605
Other revenues	326	-	12,651	12,977
Net operating revenues and grant income	237,086	32,845	12,651	282,582

Costs and expenses:
Salaries, wages, and benefits	144,666	20,494	10,134	175,294
Other operating	64,535	5,990	2,709	73,234
Rent	8,165	543	1,193	9,901
Depreciation and amortization	9,153	184	746	10,083
Interest	93	-	-	93
Total costs and expenses	226,612	27,211	14,782	268,605

Income/(loss) from operations	10,474	5,634	(2,131)	13,977
Non-operating income	-	-	3,696	3,696
Unrealized gains on marketable equity securities	-	-	4,650	4,650

Income before income taxes	$10,474	$5,634	$6,215	$22,323

	Three Months Ended June 30, 2022
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$227,796	$32,281	$-	$260,077
Other revenues	100	-	10,862	10,962
Government stimulus income	320	-	-	320
Net operating revenues and grant income	228,216	32,281	10,862	271,359

Costs and expenses:
Salaries, wages, and benefits	149,092	19,024	6,820	174,936
Other operating	61,886	6,444	2,981	71,311
Rent	8,392	592	1,427	10,411
Depreciation and amortization	9,084	111	806	10,001
Interest	149	-	-	149
Total costs and expenses	228,603	26,171	12,034	266,808

Income/(loss) from operations	(387)	6,110	(1,172)	4,551
Non-operating income	-	-	2,521	2,521
Unrealized losses on marketable equity securities	-	-	(3,549)	(3,549)

Income/(loss) before income taxes	$(387)	$6,110	$(2,200)	$3,523

	Six Months Ended June 30, 2023
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$462,929	$64,683	$-	$527,612
Other revenues	597	-	23,936	24,533
Net operating revenues and grant income	463,526	64,683	23,936	552,145

Costs and expenses:
Salaries, wages, and benefits	283,605	40,737	18,776	343,118
Other operating	128,245	11,488	4,990	144,723
Rent	16,333	1,101	2,559	19,993
Depreciation and amortization	18,271	369	1,491	20,131
Interest	191	-	-	191
Total costs and expenses	446,645	53,695	27,816	528,156

Income/(loss) from operations	16,881	10,988	(3,880)	23,989
Non-operating income	-	-	8,019	8,019
Unrealized gains on marketable equity securities	-	-	6,036	6,036

Income before income taxes	$16,881	$10,988	$10,175	$38,044

	Six Months Ended June, 2022
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues and grant income:
Net patient revenues	$452,638	$63,776	$-	$516,414
Other revenues	213	-	22,775	22,988
Government stimulus income	10,940	-	-	10,940
Net operating revenues and grant income	463,791	63,776	22,775	550,342

Costs and expenses:
Salaries, wages, and benefits	291,276	38,426	15,928	345,630
Other operating	126,269	13,539	5,588	145,396
Rent	16,739	1,184	2,553	20,476
Depreciation and amortization	17,922	223	1,613	19,758
Interest	314	-	-	314
Total costs and expenses	452,520	53,372	25,682	531,574

Income/(loss) from operations	11,271	10,404	(2,907)	18,768
Non-operating income	-	-	5,720	5,720
Unrealized losses on marketable equity securities	-	-	(423)	(423)

Income before income taxes	$11,271	$10,404	$2,390	$24,065

Note 8 – Long-Term Leases

Operating Leases

At June 30, 2023, we lease from NHI the real property of 28 skilled nursing facilities, five assisted living centers and three independent living centers under one lease agreement. As part of the lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator. The lease includes base rent plus a percentage rent. The annual base rent is $34,075,000 in 2023, $32,625,000 in 2024, $32,225,000 in 2025, and $31,975,000 in 2026 with the lease term expiring in 2026. The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Total facility rent expense to NHI was $9,124,000 and $9,563,000 for the three months ended June 30, 2023 and 2022, respectively. Total facility rent expense to NHI was $18,419,000 and $18,815,000 for the six months ended June 30, 2023 and 2022, respectively.

Finance Leases

At June 30, 2023, we leased and operated three senior healthcare facilities in the state of Missouri under three separate lease agreements. Two of the healthcare facilities are skilled nursing facilities that also include assisted living facilities and the third healthcare facility is a memory care facility. Each of the leases is a ten-year lease with two five–year renewal options with the original lease expiring in 2024. Under the terms of the leases, base rent totals $5,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the 2014 base year.

Minimum Lease Payments

The following table summarizes the maturity of our finance and operating lease liabilities as of June 30, 2023 (in thousands):

	Finance Leases	Operating Leases
2024	$3,467	$35,093
2025	-	33,724
2026	-	32,978
2027	-	16,406
2028	-	77
Total minimum lease payments	3,467	118,278
Less: amounts representing interest	(77)	(12,288)
Present value of future minimum lease payments	3,390	105,990
Less: current portion	(3,390)	(29,112)
Noncurrent lease liabilities	$-	$76,878

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

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for share and per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Basic:
Weighted average common shares outstanding	15,297,435	15,452,402	15,317,319	15,434,718
Net income attributable to National HealthCare Corporation	$16,281	$3,203	$28,004	$18,521
Earnings per common share, basic	$1.06	$0.21	$1.83	$1.20

Diluted:
Weighted average common shares outstanding	15,297,435	15,452,402	15,317,319	15,434,718
Effects of dilutive instruments	24,909	34,721	21,921	40,835
Weighted average common shares outstanding	15,322,344	15,487,123	15,339,240	15,475,553

Net income attributable to National HealthCare Corporation	$16,281	$3,203	$28,004	$18,521
Earnings per common share, diluted	$1.06	$0.21	$1.83	$1.20

In the above table, options to purchase 641,310 and 391,050 shares of our common stock have been excluded for the six months ended June 30, 2023 and 2022, respectively, due to their anti-dilutive impact.

Note 10 – Investments in Marketable Securities

Our investments in marketable equity securities are carried at fair value with the changes in unrealized gains and losses recognized in our results of operations at each measurement date. Our investments in marketable debt securities are classified as available for sale securities and carried at fair value with the unrealized gains and losses recognized through accumulated other comprehensive income at each measurement date. Any credit-related decline in fair market values below the amortized cost of our available for sale debt securities are recorded in our results of operations through an allowance for credit losses. Realized gains and losses from securities sales are recognized in results of operations upon disposition of the securities using the specific identification method on a trade date basis. Refer to Note 11 for a description of the Company's methodology for determining the fair value of marketable securities.

Marketable securities consist of the following (in thousands):

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$103,812	$30,176	$100,786
Corporate debt securities	7,386	7,192	14,317	13,885
Asset-backed securities	-	-	500	494
U.S. Treasury securities	4,037	3,948	9,009	8,757
Restricted investments available for sale:
Marketable equity securities	24,085	25,127	24,326	22,358
Corporate debt securities	53,671	50,398	54,412	51,009
Asset-based securities	22,053	19,909	24,605	22,437
U.S. Treasury securities	47,786	43,144	45,989	41,294
State and municipal securities	4,812	4,692	4,877	4,771
	$194,006	$258,222	$208,211	265,791

Included in the marketable equity securities are the following (in thousands, except share amounts):

	June 30, 2023			December 31, 2022
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$85,478	1,630,642	$24,734	$85,152

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	June 30, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$22,071	$21,587	$33,662	$33,037
1 to 5 years	77,493	72,553	81,500	76,394
6 to 10 years	39,581	34,554	38,547	33,216
Over 10 years	600	589	-	-
	$139,745	$129,283	$153,709	$142,647

Gross unrealized gains related to marketable equity securities are $76,349,000 and $71,869,000 as of June 30, 2023 and December 31, 2022, respectively. Gross unrealized losses related to marketable equity securities are $1,671,000 and $3,227,000 as of June 30, 2023 and December 31, 2022, respectively. For the three months ended June 30, 2023 and 2022, the Company recognized net unrealized gains of $4,650,000 and net unrealized losses of $3,549,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations. For the six months ended June 30, 2023 and 2022, the Company recognized net unrealized gains of $6,036,000 and net unrealized losses of $423,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations.

Gross unrealized gains related to available for sale marketable debt securities are $24,000 and $9,000 as of June 30, 2023 and December 31, 2022, respectively. Gross unrealized losses related to available for sale marketable debt securities are $10,486,000 and $11,071,000 as of June 30, 2023 and December 31, 2022, respectively.

The Company’s unrealized losses in our available for sale marketable debt securities were determined to be non-credit related. The Company has not recognized any credit related impairments for the six months ended  June 30, 2023 and 2022.

For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.

Proceeds from the sale of available for sale marketable securities during the six months ended June 30, 2023 and 2022 were $28,051,000 and $30,814,000, respectively. Investment losses of $561,000 and $364,000 were realized on these sales during the six months ended June 30, 2023 and 2022, respectively.

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

The following table summarizes fair value measurements by level at June 30, 2023 and December 31, 2022 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
June 30, 2023	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$78,492	$78,492	$–	$–
Restricted cash and cash equivalents	24,413	24,413	–	–
Marketable equity securities	128,939	128,939	–	–
Corporate debt securities	57,590	38,551	19,039	–
Mortgage–backed securities	19,909	–	19,909	–
U.S. Treasury securities	47,092	47,092	–	–
State and municipal securities	4,692	1,314	3,378	–
Total financial assets	$361,127	$318,801	$42,326	$–

	Fair Value Measurements Using
December 31, 2022	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$58,667	$58,667	$–	$–
Restricted cash and cash equivalents	16,198	16,198	–	–
Marketable equity securities	123,144	123,144	–	–
Corporate debt securities	64,894	48,525	16,369	–
Asset–backed securities	22,931	–	22,931	–
U.S. Treasury securities	50,051	50,051	–	–
State and municipal securities	4,771	1,337	3,434	–
Total financial assets	$340,656	$297,922	$42,734	$–

Note 12 – Goodwill and Other Intangible Assets

At June 30, 2023, the Company reviewed the carrying value of goodwill for impairment indicators. As a result of the review, there were no impairment indicators regarding the Company’s goodwill that required a quantitative test to be performed. However, our accounting estimates could materially change from period to period due to changing market factors. We will continue to monitor future events, changes in circumstances, and the potential impact thereof. If actual results are not consistent with our assumptions and estimates, we may be exposed to future goodwill impairment losses.

At June 30, 2023, the following table represents the activity related to our goodwill by segment (in thousands):

	Inpatient Services	Homecare and Hospice	All Other	Total
January 1, 2023	$3,741	$164,554	$–	$168,295
Additions	–	–	–	–
June 30, 2023	$3,741	$164,554	$–	$168,295

We also have recorded indefinite-lived intangible assets that consist of trade names ($4,340,000) and certificates of need and licenses ($2,698,000).

Note 13 - Stock Repurchase Program

During the six months ended June 30, 2023, the Company repurchased 44,349 shares of its common stock for a total cost of $2,482,000. During the six months ended June 30, 2022, the Company repurchased 2,165 shares of its common stock for a total cost of $146,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Note 14 – Stock–Based Compensation

NHC recognizes stock–based compensation expense for all stock options granted over the requisite service period using the fair value at the date of grant using the Black–Scholes pricing model. Stock–based compensation totaled $772,000 and $629,000 for the three months ended June 30, 2023 and 2022, respectively. Stock-based compensation totaled $1,411,000 and $1,341,000 for the six months ended June 30, 2023 and 2022, respectively. Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of operations.

At June 30, 2023, the Company had $4,736,000 of unrecognized compensation cost related to unvested stock–based compensation awards. This unrecognized compensation cost will be amortized over an approximate two-year period.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the six months ended June 30, 2023 and for the year ended December 31, 2022.

	June 30, 2023	December 31, 2022
Risk–free interest rate	4.52%	1.83%
Expected volatility	29.30%	31.40%
Expected life, in years	2.9	2.9
Expected dividend yield	4.40%	3.57%

The following table summarizes our outstanding stock options for the six months ended June 30, 2023 and for the year ended December 31, 2022.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2022	374,926	$72.95	$–
Options granted	302,266	64.72	–
Options exercised	(32,597)	64.49	–
Options cancelled	(199,451)	75.98	–
Options outstanding at December 31, 2022	445,144	66.62	–
Options granted	299,806	54.45	–
Options cancelled	(51,140)	60.98	–
Options outstanding at Jun 30, 2023	693,810	61.78	$2,136,935

Options exercisable at June 30, 2023	179,654	70.88	$–

Options Outstanding June 30, 2023	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
605,415	53.94	-	69.19	59.89	4.0
88,395	71.64	-	77.92	74.72	1.9
693,810				61.78	3.7

Note 15 – Income Taxes

The Company's income tax provision as a percentage of our income before income taxes was 28.7% and 38.7% for the three months ended June 30, 2023 and 2022, respectively.

The Company's income tax provision as a percentage of our income before income taxes was 28.5% and 27.2% for the six months ended June 30, 2023 and 2022, respectively.

Typically, these percentages vary from the U.S. federal statutory income tax rate of 21% primarily due to state income taxes, excess tax benefits from stock-based compensation, adjustments to unrecognized tax benefits, benefits resulting from the lapsing of statute of limitations of items in our tax contingency reserve, and non-deductible expenses. For the three months and six months ended June 30, 2023, the accrual of state income tax and adjustments to unrecognized tax benefits were the only significant reconciling items. For the three months and six months ended June 30, 2022, the accrual of state income taxes and adjustments to unrecognized tax benefits were the only significant reconciling items.

Our quarterly income tax provision, and our estimate of our annual effective income tax rate, is subject to variation due to several factors, including volatility based on the amount of pre-tax income or loss.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2019 (with certain state exceptions).

Note 16 – Credit Facility

In May 2023, we entered into an unsecured $50,000,000 credit facility that has a 364-day maturity date. Loans bear interest at the one-month secured overnight financing rate (“SOFR”) plus 1.25%. If we maintain certain aggregate deposit levels within the financial institution, the credit facility shall bear interest at one-month SOFR plus 1.10%. The credit facility is available for general corporate purposes, including working capital and acquisitions. The credit facility agreement contains customary representations and financial covenants, including covenants that restrict, among other things, asset dispositions, additional indebtedness, investments, sale-leasebacks, and certain contingent liabilities. The credit facility contains customary events of default and remedies.

As of June 30, 2023, we have no outstanding balance on the credit facility.

Note 17 – Contingencies and Commitments

Accrued Risk Reserves

We have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned and leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $106,220,000 and $102,469,000 at June 30, 2023 and December 31, 2022, respectively. The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Governmental Regulations

Laws and regulations governing Medicare, Medicaid and other federal healthcare programs are complex and subject to interpretation. Management believes that it is following all applicable laws and regulations in all material respects. However, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusions from the Medicare, Medicaid and other federal healthcare programs.

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

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of June 30, 2023, we operate or manage, through certain affiliates, 68 skilled nursing facilities with a total of 8,732 licensed beds, 23 assisted living facilities with 1,181 units, five independent living facilities, three behavioral health hospitals, 35 homecare agencies, and 30 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 8 states and are located primarily in the southeastern United States.

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

The Provider Relief Fund grants come with terms and condition certifications in which all providers are required to submit documents to ensure the funds are used for healthcare-related expenses or lost revenue attributable to COVID-19. The Company recorded $0 and $320,000 of government stimulus income from the Provider Relief Funds for the three months ended June 30, 2023 and 2022, respectively. The Company recorded $0 and $10,940,000 of government stimulus income from the Provider Relief Funds for the six months ended June 30, 2023 and 2022, respectively. The grant income was determined on a systematic basis in line with the recognition of specific expenses and lost revenues for which the grants are intended to compensate. The Company’s assessment of whether the terms and conditions for amounts received have been met for income recognition and the Company’s related income calculation considered all frequently asked questions and other interpretive guidance issued to date by the U.S. Department of Health and Human Services (“HHS”).

We have also received supplemental Medicaid payments from many of the states in which we operate to help mitigate the incremental costs resulting from the COVID-19 public health emergency. We have recorded $6,247,000 and $5,001,000 in net patient revenues for these supplemental Medicaid payments for the three months ended June 30, 2023 and 2022, respectively. We have recorded $11,130,000 and $10,539,000 in net patient revenues for these supplemental Medicaid payments for the six months ended June 30, 2023 and 2022, respectively.

Summary of Goals and Areas of Focus

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for the three months ending June 30, 2023 was 87.9% compared to 84.0% for the same period a year ago.  For the six months ended June 30, 2023, overall census in our owned and leased skilled nursing facilities was 87.7% compared to 83.3% for the same period a year ago.

Due to America’s healthcare labor shortage, the challenge of maintaining desirable patient census levels has been amplified. Management has undertaken a number of steps in order to best position our current and future health care facilities. This includes working internally to examine and improve systems to be most responsive to referral sources and payors, as well as find creative initiatives to retain and attract qualified healthcare professionals. Additionally, NHC is in various stages of partnerships with hospital systems, payors, and other post–acute alliances to better position us so we are an active participant in the delivery of post-acute healthcare services.

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

The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of June 30, 2023:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	68
Number of 4 and 5-star rated skilled nursing facilities	39
Percentage of 4 and 5-star rated skilled nursing facilities	57%	37%
Average rating for all skilled nursing facilities, end of period	3.6	2.9

Development and Growth

We are undertaking to expand our senior care operations while protecting our existing operations and markets. The following table lists our recent development activities.

Type of Operation	Description	Size	Location	Placed in Service
Homecare	New Agency	1 agency	Anderson, SC	January 2022
Hospice	New Agency	1 agency	Tullahoma, TN	March 2022
Behavioral Health Hospital	New Facility	64 beds	Knoxville, TN	April 2022
Behavioral Health Hospital	New Facility	16 beds	St. Louis, MO	June 2022
Hospice	New Agency	1 agency	Cedar Bluff, VA	March 2023
Skilled Nursing	Acquisition	66 beds	Nashville, TN	May 2023
Homecare	New Agency	1 agency	Tallahassee, FL	May 2023
Assisted Living Facility	New Operations	135 units	Vero Beach, FL	July 2023
Assisted Living Facility	New Operations	95 units	Merritt Island, FL	July 2023
Assisted Living Facility	New Operations	100 units	Stuart, FL	July 2023

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $106,220,000 at June 30, 2023 and are a primary area of management focus. We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

In July 2023, CMS released its final rule outlining fiscal year 2024 Medicare payment rates and policy changes for skilled nursing facilities, which will begin on October 1, 2023. The fiscal year 2024 rule equates to a net increase of 4.0%, or approximately $1.4 billion, in Medicare Part A payments to SNFs in fiscal year 2024 compared to 2023 levels. The rule includes a 3.0% market basket rate increase, a 3.6% market basket forecast error adjustment, less a 0.2% productivity adjustment, as well as a negative 2.3%, or approximately $789 million, decrease in 2024 SNF Payment Prospective Systems rates as a result of the second phase of the Patient Driven Payment Model parity adjustment recalibration.

For the first six months of 2023, our average Medicare per diem rate for skilled nursing facilities increased 1.8% as compared to the same period in 2022.

Medicaid – Skilled Nursing Facilities

Effective July 1, 2023 and for the fiscal year 2024, the state of Tennessee implemented specific individual nursing facility increases. We estimate the resulting increase in revenue for the 2024 fiscal year will be approximately $15,000,000 annually, or $3,750,000 per quarter.

Effective October 1, 2023 and for the fiscal year 2024, the state of South Carolina implemented specific individual nursing facility increases. We estimate the resulting increase in revenue for the 2024 fiscal year will be approximately $9,000,000 annually, or $2,250,000 per quarter.

Effective July 1, 2023 and for the fiscal year 2024, the state of Missouri implemented specific individual nursing facility increases. We estimate the resulting increase in revenue for the 2024 fiscal year will be approximately $5,000,000 annually, or $1,250,000 per quarter.

We have also received from many of the states in which we operate supplemental Medicaid payments to help mitigate the incremental costs resulting from the COVID-19 public health emergency. We have recorded $6,247,000 and $5,001,000 in net patient revenues for these supplemental Medicaid payments for the three months ended June 30, 2023 and 2022, respectively. We have recorded $11,130,000 and $10,539,000 in net patient revenues for these supplemental Medicaid payments for the six months ended June 30, 2023 and 2022, respectively.

For the first six months of 2023, our average Medicaid per diem increased 7.8% compared to the same period in 2022.

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

In June 2023, CMS released its proposed rule outlining fiscal year 2024 Medicare payment rates. CMS projects payments to home health agencies in fiscal year 2024 will decrease by 2.2% or $375 million, relative to the prior year. This decrease reflects a 3.0% market basket update, reduced by a 0.3 % productivity adjustment. However, the agency also proposes to apply the full permanent behavioral adjustment due to the implementation of the Patient-Driven Groups Model, resulting in a decrease of 5.1% in CY 2024, which would reduce total payments by an aggregate of $870 million. In addition, the agency also proposes an estimated 0.2% increase in payments for high-cost outlier cases.

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

In July 2023, CMS released its final rule outlining fiscal year 2024 Medicare payment rates. CMS issued a rate increase of 3.1%, or $780 million, effective October 1, 2023. This increase is the result of a 3.3% market basket increase reduced by a 0.2% productivity adjustment. The FY2024 hospice payment update also includes an update to the statutory aggregate cap amount, which limits the overall payments per patient that are made annually. The cap amount for FY2024 is $33,494.

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended June 30, 2023
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues and grant income:
Net patient revenues	$236,760	$32,845	$-	$269,605
Other revenues	326	-	12,651	12,977
Net operating revenues and grant income	237,086	32,845	12,651	282,582

Costs and expenses:
Salaries, wages, and benefits	144,666	20,494	10,134	175,294
Other operating	64,535	5,990	2,709	73,234
Rent	8,165	543	1,193	9,901
Depreciation and amortization	9,153	184	746	10,083
Interest	93	-	-	93
Total costs and expenses	226,612	27,211	14,782	268,605

Income/(loss) from operations	10,474	5,634	(2,131)	13,977
Non-operating income	-	-	3,696	3,696
Unrealized gains on marketable equity securities	-	-	4,650	4,650

Income before income taxes	$10,474	$5,634	$6,215	$22,323

	Three Months Ended June 30, 2022
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$227,796	$32,281	$-	$260,077
Other revenues	100	-	10,862	10,962
Government stimulus income	320	-	-	320
Net operating revenues and grant income	228,216	32,281	10,862	271,359

Costs and expenses:
Salaries, wages, and benefits	149,092	19,024	6,820	174,936
Other operating	61,886	6,444	2,981	71,311
Rent	8,392	592	1,427	10,411
Depreciation and amortization	9,084	111	806	10,001
Interest	149	-	-	149
Total costs and expenses	228,603	26,171	12,034	266,808

Income/(loss) from operations	(387)	6,110	(1,172)	4,551
Non-operating income	-	-	2,521	2,521
Unrealized losses on marketable equity securities	-	-	(3,549)	(3,549)

Income/(loss) before income taxes	$(387)	$6,110	$(2,200)	$3,523

	Six Months Ended June 30, 2023
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$462,929	$64,683	$-	$527,612
Other revenues	597	-	23,936	24,533
Net operating revenues and grant income	463,526	64,683	23,936	552,145

Costs and expenses:
Salaries, wages, and benefits	283,605	40,737	18,776	343,118
Other operating	128,245	11,488	4,990	144,723
Rent	16,333	1,101	2,559	19,993
Depreciation and amortization	18,271	369	1,491	20,131
Interest	191	-	-	191
Total costs and expenses	446,645	53,695	27,816	528,156

Income/(loss) from operations	16,881	10,988	(3,880)	23,989
Non-operating income	-	-	8,019	8,019
Unrealized gains on marketable equity securities	-	-	6,036	6,036

Income before income taxes	$16,881	$10,988	$10,175	$38,044

	Six Months Ended June, 2022
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues and grant income:
Net patient revenues	$452,638	$63,776	$-	$516,414
Other revenues	213	-	22,775	22,988
Government stimulus income	10,940	-	-	10,940
Net operating revenues and grant income	463,791	63,776	22,775	550,342

Costs and expenses:
Salaries, wages, and benefits	291,276	38,426	15,928	345,630
Other operating	126,269	13,539	5,588	145,396
Rent	16,739	1,184	2,553	20,476
Depreciation and amortization	17,922	223	1,613	19,758
Interest	314	-	-	314
Total costs and expenses	452,520	53,372	25,682	531,574

Income/(loss) from operations	11,271	10,404	(2,907)	18,768
Non-operating income	-	-	5,720	5,720
Unrealized losses on marketable equity securities	-	-	(423)	(423)

Income before income taxes	$11,271	$10,404	$2,390	$24,065

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

The operating results for the newly constructed healthcare facilities or agencies not at full capacity for the three and six months ended June 30, 2023 include facilities or agencies that began operations from 2021 to 2023, which is two behavioral health hospitals, two homecare agencies, and two hospice agencies. For the three months and six months ended June 30, 2022, included are facilities or agencies that began operations from 2020 to 2022, which is two behavioral health hospitals, one homecare agency, and one hospice agency.

The tables below provide reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022

Net income attributable to National Healthcare Corporation	$16,281	$3,203	$28,004	$18,521
Non-GAAP adjustments
Unrealized (gains)/losses on marketable equity securities	(4,650)	3,549	(6,036)	423
Operating results for newly opened facilities or agencies not at full capacity	333	1,185	1,550	1,928
Share-based compensation expense	772	629	1,411	1,341
Income tax/(benefit) of income taxes on non-GAAP adjustments	922	(1,394)	800	(960)
Non-GAAP Net income	$13,658	$7,172	$25,729	$21,253

GAAP diluted earnings per share	$1.06	$0.21	$1.83	$1.20
Non-GAAP adjustments
Unrealized (gains)/losses on marketable equity securities	(0.23)	0.16	(0.29)	0.02
Operating results for newly opened facilities or agencies not at full capacity	0.02	0.06	0.07	0.09
Share-based compensation expense	0.04	0.03	0.07	0.06
Non-GAAP diluted earnings per share	$0.89	$0.46	$1.68	$1.37

Results of Operations

The following table and discussion set forth items from the interim condensed consolidated statements of operations as a percentage of net operating revenues and grant income for the three and six months ended June 30, 2023 and 2022.

Percentage of Net Operating Revenues and Grant Income

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Net operating revenues and grant income	100.0%	100.0%	100%	100%
Costs and expenses:
Salaries, wages, and benefits	62.0	64.5	62.2	62.8
Other operating	25.9	26.3	26.2	26.4
Facility rent	3.5	3.7	3.6	3.7
Depreciation and amortization	3.6	3.7	3.6	3.6
Interest	0.1	0.1	0.1	0.1
Total costs and expenses	95.1	98.3	95.7	96.6
Income from operations	4.9	1.7	4.3	3.4
Non–operating income	1.4	0.9	1.5	1.1
Unrealized (gains)/losses on marketable equity securities	1.6	(1.3)	1.1	(0.1)
Income before income taxes	7.9	1.3	6.9	4.4
Income tax provision	(2.3)	(0.5)	(2.0)	(1.2)
Net income	5.6	0.8	4.9	3.2
Net loss attributable to noncontrolling interest	0.2	0.4	0.2	0.2
Net income attributable to stockholders of NHC	5.8	1.2	5.1	3.4

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Results for the quarter ended June 30, 2023 compared to the second quarter of 2022 include a 4.1% increase in net operating revenues and grant income. The net operating revenues and grant income increase was primarily driven by the continued occupancy increase in our skilled nursing facilities, as well as increases in skilled nursing per diems from some of our government payors. Excluding the government stimulus income and the seven skilled nursing facilities in Massachusetts and New Hampshire in which we ceased operations in September 2022, same-facility net operating revenues increased 11.5% during the second quarter of 2023 compared to the same period a year ago.

For the quarter ended June 30, 2023, GAAP net income attributable to NHC was $16,281,000 compared to net income of $3,203,000 for the same period in 2022. Excluding the unrealized gains and losses in our marketable equity securities portfolio and other non-GAAP adjustments, adjusted net income for the quarter ended June 30, 2023 was $13,658,000 compared to $7,172,000 for the same period in 2022. The increase in non-GAAP earnings for the quarter ended June 30, 2023 compared to the second quarter of 2022 was primarily due to the continued occupancy increase in our skilled nursing and assisted living facilities, skilled nursing per diem increases from some of our government payors, and the continued reduction of nurse agency staffing expense within our operations.

Net operating revenues and grant income

Net patient revenues increased $9,528,000, or 3.7%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the quarter averaged 87.9%, compared to an average of 84.0% for the same quarter a year ago. Overall, the composite skilled nursing facility per diem increased 7.2% compared to the same quarter a year ago. Our Medicare per diem rates increased 1.6% and managed care per diem rates increased 7.6% compared to the same quarter a year ago. Medicaid and private pay per diem rates increased 11.8% and 2.4%, respectively, compared to the same quarter a year ago. For the three months ended June 30, 2023 and 2022, respectively, $6,247,000 and $5,001,000 have been included in our net patient revenues for supplemental COVID-19 Medicaid payments.

New operations, which include one skilled nursing facility acquired May 1, 2023, two behavioral health hospitals, two hospice agencies and two homecare agencies, have attributed to an increase of $5,890,000 in net patient revenues for the three months ended June 30, 2023 compared to the same quarter last year. In September 2022, the Company transferred the operations of seven skilled nursing facilities located in Massachusetts and New Hampshire, which resulted in net patient revenues decreasing $17,684,000 for the three months ended June 30, 2023 compared to the same quarter last year.

Other revenues increased $2,015,000, or 18.4%, compared to the same quarter last year, as further detailed in Note 5 to our interim condensed consolidated financial statements.

During the three months ended June 30, 2023 and 2022, respectively, we recorded $0 and $320,000 in government stimulus income related to funds received from the CARES Act Provider Relief Fund. See Note 3 - Coronavirus Pandemic for additional information.

Total costs and expenses

Total costs and expenses for the three months ended June 30, 2023 compared to the same period of 2022 increased $1,797,000, or 0.7% to $268,605,000 from $266,808,000.

Salaries, wages, and benefits increased $358,000, or 0.2%, to $175,294,000 from $174,936,000. Salaries, wages, and benefits as a percentage of net operating revenues and grant income was 62.0% compared to 64.5% for the three months ended June 30, 2023 and 2022, respectively. We continue to face workforce and labor shortages within all of our operations. The labor and workforce shortages have resulted in us contracting with agency nurse staffing companies in certain markets.  The agency nurse staffing companies charge inflated hourly rates; therefore, we are working diligently to find solutions to reduce and eliminate the agency nurse staffing within our healthcare operations. For the quarter ended June 30, 2023, our agency nurse staffing expenses decreased $10,587,000, or approximately 50.4%, compared to the same period a year ago.

New operations, which include one skilled nursing facility acquired May 1, 2023, two behavioral health hospitals, two hospice agencies and two homecare agencies, have attributed to an increase in salaries, wages, and benefits of $4,360,000 for the three months ended June 30, 2023 compared to the same quarter last year. In September 2022, the Company transferred the operations of seven skilled nursing facilities located in Massachusetts and New Hampshire, which resulted in salaries, wages, and benefits decreasing $11,838,000 for the three months ended June 30, 2023 compared to the same quarter last year.

Other operating expenses increased $1,923,000, or 2.7%, to $73,234,000 for the 2023 period compared to $71,311,000 for the 2022 period. Other operating expenses as a percentage of net operating revenues and grant income was 25.9% and 26.3% for the three months ended June 30, 2023 and 2022, respectively. The transfer of the operations of the seven skilled nursing facilities located in Massachusetts and New Hampshire, as noted above, resulted in other operating expenses decreasing $4,994,000 for the three months ended June 30, 2023 compared to the same quarter last year. We continue to face inflationary pressures in certain categories within other operating expenses as well, such as food/dietary supplies and drugs/pharmaceutical supplies.

Other income

Non–operating income increased by $1,175,000 compared to the same period last year, as further detailed in Note 6 to our interim condensed consolidated financial statements.

Income taxes

The income tax provision for the three months ended June 30, 2023 is $6,406,000 (an effective income tax rate of 28.7%).

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

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Results for the six months ended June 30, 2023 compared to the same period of 2022 include a 0.3% increase in net operating revenues and grant income. Excluding the government stimulus income and the seven skilled nursing facilities in Massachusetts and New Hampshire in which we ceased operations in September 2022, same-facility net operating revenues increased 9.6% for the six months ended June 30, 2023 compared to the same period a year ago.

For the six months ended June 30, 2023, GAAP net income attributable to NHC was $28,004,000 compared to net income of $18,521,000 for the same period in 2022. Excluding the unrealized gains and losses in our marketable equity securities portfolio and other non-GAAP adjustments, adjusted net income for the six months ended June 30, 2023 was $25,729,000 compared to $21,253,000 for the same period in 2022.  The increase in non-GAAP earnings for the six months ended June 30, 2023 compared to the same period in the prior year was primarily due to the continued occupancy increase in our skilled nursing facilities, skilled nursing per diem increases from some of our government payors, and the continued reduction of nurse agency staffing expense within our operations.

Net operating revenues and grant income

Net patient revenues increased $11,198,000, or 2.2%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the six months ended June 30, 2023 averaged 87.7%, compared to an average of 83.3% for the same period a year ago. Overall, the composite skilled nursing facility per diem increased 5.2% compared to the same period a year ago. Our Medicare per diem rates increased 1.8% and managed care per diem rates increased 5.1% compared to the same period a year ago. Medicaid and private pay per diem rates increased 7.8% and 2.7%, respectively, compared to the same period a year ago. For the six months ended June 30, 2023 and 2022, respectively, $11,130,000 and $10,539,000 have been included in our net patient revenues for supplemental COVID-19 Medicaid payments.

New operations, which include one skilled nursing facility acquired May 1, 2023, two behavioral health hospitals, two hospice agencies and two homecare agencies, have attributed to an increase of $8,873,000 in net patient revenues for the six months ended June 30, 2023 compared to the same period last year. In September 2022, the Company transferred the operations of seven skilled nursing facilities located in Massachusetts and New Hampshire, which resulted in net patient revenues decreasing $35,485,000 for the six months ended June 30, 2023 compared to the same period last year.

Other revenues increased $1,545,000, or 6.7%, compared to the same period last year, as further detailed in Note 5 to our interim condensed consolidated financial statements.

During the six months ended June 30, 2023 and 2022, respectively, we recorded $0 and $10,940,000 in government stimulus income related to funds received from the CARES Act Provider Relief Fund. See Note 3 - Coronavirus Pandemic for additional information.

Total costs and expenses

Total costs and expenses for the six months ended June 30, 2023 compared to the same period of 2022 decreased $3,418,000, or 0.6% to $528,156,000 from $531,574,000.

Salaries, wages, and benefits decreased $2,512,000, or 0.7%, to $343,118,000 from $345,630,000. Salaries, wages, and benefits as a percentage of net operating revenues and grant income was 62.2% compared to 62.8% for the six months ended June 30, 2023 and 2022, respectively. We continue to face workforce and labor shortages within all of our operations. The labor and workforce shortages have resulted in us contracting with agency nurse staffing companies.  The agency nurse staffing companies charge inflated hourly rates; therefore, we are working diligently to find solutions to reduce and eliminate the agency nurse staffing within our healthcare operations. For the six months ended June 30, 2023, our agency nurse staffing expenses decreased $15,528,000, or approximately 41.5%, compared to the same period a year ago.

New operations, which include one skilled nursing facility acquired May 1, 2023, two behavioral health hospitals, two hospice agencies and two homecare agencies, have attributed to an increase in salaries, wages, and benefits of $7,056,000 for the six months ended June 30, 2023 compared to the same period last year. In September 2022, the Company transferred the operations of seven skilled nursing facilities located in Massachusetts and New Hampshire, which resulted in salaries, wages, and benefits decreasing $23,722,000 for the six months ended June 30, 2023 compared to the same period last year.

Other operating expenses decreased $673,000, or 0.5%, to $144,723,000 for the 2023 period compared to $145,396,000 for the 2022 period. Other operating expenses as a percentage of net operating revenues and grant income was 26.2% and 26.4% for the six months ended June 30, 2023 and 2022, respectively. The transfer of the operations of the seven skilled nursing facilities located in Massachusetts and New Hampshire, as noted above, resulted in other operating expenses decreasing $10,060,000 for the six months ended June 30, 2023 compared to the same period last year. We continue to face inflationary pressures in certain categories within other operating expenses as well, such as food/dietary supplies and drugs/pharmaceutical supplies.

Other income

Non–operating income increased by $2,299,000 compared to the same period last year, as further detailed in Note 6 to our interim condensed consolidated financial statements.

Income taxes

The income tax provision for the six months ended June 30, 2023 is $10,842,000 (an effective income tax rate of 28.5%).

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Six Months Ended June 30		Six Month Change
	2023	2022	$	%
Cash, cash equivalents, restricted cash, and restricted cash equivalents, at beginning of period	$74,865	$119,743	$(44,878)	(37.5)

Cash provided by/(used in) operating activities	53,178	(1,215)	54,393	(4,476.8)

Cash used in investing activities	(2,247)	(8,163)	5,916	72.5

Cash used in financing activities	(22,891)	(18,797)	(4,094)	(21.8)

Cash, cash equivalents, restricted cash, and restricted cash equivalents, at end of period	$102,905	$91,568	$11,337	12.4

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2023 was $53,178,000 as compared to cash used in operating activities of $1,215,000 in the same period last year. Cash provided by operating activities consisted of net income of $27,202,000 and adjustments for non–cash items of $15,508,000. There was cash provided by working capital in the amount of $9,999,000 for the six months ended June 30, 2023 compared to cash used for working capital needs of $44,552,000 for the same period a year ago.

Included in the adjustments for non-cash items are depreciation expense, equity in earnings of unconsolidated investments, unrealized gains and losses on our marketable equity securities, deferred taxes, and stock compensation.

Investing Activities

Net cash used in investing activities totaled $2,247,000 for the six months ended June 30, 2023, compared to $8,163,000 for the six months ended June 30, 2022. Cash used for property and equipment additions was $12,789,000 and $17,033,000 for the six months ended June 30, 2023, and 2022, respectively. On May 1, 2023, we acquired the assets of a 66-bed skilled nursing facility in Nashville, Tennessee. Proceeds from the sale of marketable securities, net of purchases, resulted in cash provided by investing activity of $13,645,000 and $5,917,000 for the six months ended June 30, 2023 and 2022, respectively.

Financing Activities

Net cash used in financing activities totaled $22,891,000 for the six months ended June 30, 2023 compared to $18,797,000 for the six months ended June 30, 2022. We made principal payments under our finance lease obligations in the amount of $2,455,000 and $2,312,000 for the six months ended June 30, 2023 and 2022, respectively. Cash used for dividend payments to common stockholders totaled $17,481,000 in the current year period compared to $17,002,000 for the same period a year ago. We repurchased common shares outstanding in the amount of $2,482,000 in the current year period compared to $146,000 for the same period a year ago.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $78,492,000, our marketable equity and debt securities of $114,952,000, and our borrowing capacity on the $50 million credit facility are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $78,492,000, our marketable equity and debt securities of $114,952,000, and our borrowing capacity on the credit facility. At June 30, 2023, we do not have an outstanding balance on our credit facility; therefore, leaving $50 million available for future borrowings. We also have substantial value in our unencumbered real estate assets, which could potentially be used as collateral in future borrowing opportunities.

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

Commitment and Contingencies

Governmental Regulations

Laws and regulations governing Medicare, Medicaid and other federal healthcare programs are complex and subject to interpretation. Management believes that it is following all applicable laws and regulations in all material respects. However, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusions from the Medicare, Medicaid, and other federal healthcare programs.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At June 30, 2023, we have available for sale marketable debt securities in the amount of $129,283,000. The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The portfolio composition allows flexibility in reacting to fluctuations of interest rates. The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased. As a result of the short–term nature of our cash instruments, a hypothetical 1% change in interest rates would have minimal impact on our future earnings and cash flows related to these instruments.

We do not currently use any derivative instruments to hedge our interest rate exposure. We have not used derivative instruments for trading purposes and the use of such instruments in the future would be subject to approval by the Investment Committee of the Board of Directors.

Credit Risk

Credit risk is managed by diversifying the fixed maturity portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings.

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At June 30, 2023, the fair value of our marketable equity securities is approximately $128,939,000. Of the $128.9 million equity securities portfolio, our investment in NHI comprises approximately $85.5 million, or 66.3%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $12.9 million. At June 30, 2023, our equity securities had net unrealized gains of $74.7 million. Of the $74.7 million of unrealized gains, $60.7 million is related to our investment in NHI.

Item 4.	Controls and Procedures.

As of June 30, 2023, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and PAO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

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

During the three months ended June 30, 2023, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: August 3, 2023	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer

Date: August 3, 2023	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Chief Financial Officer