Form 10-Q
period 2023-09-30
NATIONAL HEALTHCARE CORP
filed 2023-11-02
CIK 1047335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

15,324,560 shares of common stock of the registrant were outstanding as of October 30, 2023.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022

Revenues and grant income:
Net patient revenues	$277,005	$260,247	$804,617	$776,661
Other revenues	11,480	10,596	36,013	33,584
Government stimulus income	-	-	-	10,940
Net operating revenues and grant income	288,485	270,843	840,630	821,185

Cost and expenses:
Salaries, wages, and benefits	182,664	173,198	525,782	518,828
Other operating	72,490	72,883	217,213	218,279
Facility rent	10,094	10,294	30,087	30,770
Depreciation and amortization	10,135	10,253	30,266	30,011
Interest	77	137	268	451
Total costs and expenses	275,460	266,765	803,616	798,339

Income from operations	13,025	4,078	37,014	22,846

Other income:
Non–operating income	4,097	2,731	12,116	8,451
Unrealized gains/(losses) on marketable equity securities	(3,093)	(11,056)	2,943	(11,479)

Income/(loss) before income taxes	14,029	(4,247)	52,073	19,818
Income tax (provision)/benefit	(3,908)	1,140	(14,750)	(5,415)
Net income/(loss)	10,121	(3,107)	37,323	14,403
Net loss attributable to noncontrolling interest	267	678	1,069	1,689

Net income/(loss) attributable to National HealthCare Corporation	$10,388	$(2,429)	$38,392	$16,092

Earnings/(loss) per share attributable to National HealthCare Corporation stockholders:
Basic	$0.68	$(0.16)	$2.51	$1.04
Diluted	$0.68	$(0.16)	$2.50	$1.04

Weighted average common shares outstanding:
Basic	15,299,913	15,445,569	15,311,453	15,438,375
Diluted	15,324,511	15,445,569	15,334,269	15,477,103

Dividends declared per common share	$0.59	$0.57	$1.75	$1.69

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income/(Loss)

(unaudited – in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022

Net income/(loss)	$10,121	$(3,107)	$37,323	$14,403

Other comprehensive loss:
Unrealized losses on investments in marketable debt securities	(1,185)	(3,979)	(605)	(13,985)
Reclassification adjustment for realized (gains)/losses on sales of marketable debt securities	-	-	20	(122)
Income tax benefit related to items of other comprehensive income	124	539	3	2,079
Other comprehensive loss, net of tax	(1,061)	(3,440)	(582)	(12,028)

Net loss attributable to noncontrolling interest	267	678	1,069	1,689

Comprehensive income/(loss) attributable to National HealthCare Corporation	$9,327	$(5,869)	$37,810	$4,064

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2023	December 31, 2022
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$100,308	$58,667
Restricted cash and cash equivalents, current portion	18,865	15,121
Marketable equity securities	102,137	100,786
Marketable debt securities	8,049	23,136
Restricted marketable equity securities	23,683	22,358
Restricted marketable debt securities, current portion	12,005	16,244
Accounts receivable	102,603	99,986
Inventories	7,373	7,088
Prepaid expenses and other assets	7,555	10,546
Total current assets	382,578	353,932

Property and Equipment:
Property and equipment, at cost	1,102,467	1,081,219
Accumulated depreciation and amortization	(604,201)	(574,687)
Net property and equipment	498,266	506,532

Other Assets:
Restricted cash and cash equivalents, less current portion	1,082	1,077
Restricted marketable debt securities, less current portion	106,857	103,267
Deposits and other assets	13,472	12,728
Operating lease right-of-use assets	100,788	120,521
Goodwill	168,295	168,295
Intangible assets	7,038	7,038
Investments in unconsolidated companies	3,531	2,060
Total other assets	401,063	414,986
Total assets	$1,281,907	$1,275,450

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$16,471	$16,958
Finance lease obligations, current portion	2,134	4,985
Operating lease liabilities, current portion	29,222	29,075
Accrued payroll	69,719	72,510
Amounts due to third party payors	15,588	16,631
Accrued risk reserves, current portion	30,870	31,365
Other current liabilities	31,650	17,615
Dividends payable	9,040	8,748
Total current liabilities	204,694	197,887

Finance lease obligations, less current portion	-	860
Operating lease liabilities, less current portion	70,200	91,016
Accrued risk reserves, less current portion	77,255	71,104
Refundable entrance fees	5,949	6,207
Deferred income taxes	9,847	10,909
Other noncurrent liabilities	26,622	19,953
Total liabilities	394,567	397,936

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,324,560 and 15,357,746 shares, respectively, issued and outstanding	153	153
Capital in excess of par value	226,888	226,991
Retained earnings	668,244	656,664
Accumulated other comprehensive loss	(10,114)	(9,532)
Total National HealthCare Corporation stockholders’ equity	885,171	874,276
Noncontrolling interest	2,169	3,238
Total equity	887,340	877,514
Total liabilities and equity	$1,281,907	$1,275,450

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended September 30
	2023	2022
Cash Flows From Operating Activities:
Net income	$37,323	$14,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,266	30,011
Equity in earnings of unconsolidated investments	(1,941)	(498)
Distributions from unconsolidated investments	470	439
Unrealized (gains)/losses on marketable equity securities	(2,943)	11,479
Realized losses on sale of marketable securities	603	756
Recovery of notes receivable	-	(3,728)
Deferred income taxes	(1,059)	4,977
Stock–based compensation	2,119	1,980
Changes in operating assets and liabilities:
Accounts receivable	(2,617)	(2,879)
Inventories	(285)	1,284
Prepaid expenses and other assets	2,444	(11,484)
Operating lease obligations	(936)	-
Trade accounts payable	(487)	(3,045)
Accrued payroll	(2,791)	(29,356)
Amounts due to third party payors	(1,043)	(2,099)
Accrued risk reserves	5,656	5,662
Provider relief funds	-	(8,927)
Contract liabilities	-	(14,884)
Other current liabilities	14,035	4,014
Other noncurrent liabilities	6,669	(1,297)
Net cash provided by/(used in) operating activities	85,483	(3,192)
Cash Flows From Investing Activities:
Purchases of property and equipment	(19,300)	(24,563)
Acquisition of skilled nursing facility	(2,700)	-
Proceeds from the sale of property and equipment	-	4,175
Investments in notes receivable	(400)	(2,000)
Collections of notes receivable	203	4,181
Purchases of marketable securities	(21,763)	(28,717)
Proceeds from sale of marketable securities	36,578	38,114
Net cash used in investing activities	(7,382)	(8,810)
Cash Flows From Financing Activities:
Principal payments under finance lease obligations	(3,711)	(3,495)
Dividends paid to common stockholders	(26,520)	(25,830)
Noncontrolling interest contributions	-	250
Issuance of common shares	260	1,281
Repurchase of common shares	(2,482)	(6,907)
Entrance fee refunds	(258)	(840)
Net cash used in financing activities	(32,711)	(35,541)
Net Increase/(Decrease) in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	45,390	(47,543)
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	74,865	119,743
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$120,255	$72,200

Balance Sheet Classifications:
Cash and cash equivalents	$100,308	$44,515
Restricted cash and cash equivalents	19,947	27,685
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$120,255	$72,200

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

For the nine months ended September 30, 2023:

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Loss	Interest	Equity
Balance at January 1, 2023	15,357,746	$153	$226,991	$656,664	$(9,532)	$3,238	$877,514
Net income/(loss)	–	–	–	11,723	–	(438)	11,285
Other comprehensive income	–	–	–	–	1,679	–	1,679
Stock–based compensation	–	–	639	–	–	–	639
Shares sold – options exercised	7,046	–	–	–	–	–	–
Repurchase of common shares	(44,349)	–	(2,482)	–	–	–	(2,482)
Dividends declared to common stockholders ($0.57 per share)	–	–	–	(8,733)	–	–	(8,733)
Balance at March 31, 2023	15,320,443	$153	$225,148	$659,654	$(7,853)	$2,800	879,902
Net income/(loss)	–	–	–	16,281	–	(364)	15,917
Other comprehensive loss	–	–	–	–	(1,200)	–	(1,200)
Stock–based compensation	–	–	772	–	–	–	772
Shares sold – options exercised	100	–	6	–	–	–	6
Dividends declared to common stockholders ($0.59 per share)	–	–	–	(9,039)	–	–	(9,039)
Balance at June 30, 2023	15,320,543	153	225,926	666,896	(9,053)	2,436	886,358
Net income/(loss)	–	–	–	10,388	–	(267)	10,121
Other comprehensive loss	–	–	–	–	(1,061)	–	(1,061)
Stock–based compensation	–	–	708	–	–	–	708
Shares sold – options exercised	4,017	–	254	–	–	–	254
Dividends declared to common stockholders ($0.59 per share)	–	–	–	(9,040)	–	–	(9,040)
Balance at September 30, 2023	15,324,560	153	226,888	668,244	(10,114)	2,169	887,340

For the nine months ended September 30, 2022:

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income/(Loss)	Interest	Equity
Balance at January 1, 2022	15,452,033	$154	$232,167	$669,078	$1,605	$5,456	$908,460
Net income	–	–	–	15,318	–	31	15,349
Other comprehensive loss	–	–	–	–	(5,060)	–	(5,060)
Stock–based compensation	–	–	712	–	–	–	712
Shares sold – options exercised	21,463	–	–	–	–	–	–
Repurchase of common shares	(2,165)	–	(146)	–	–	–	(146)
Dividends declared to common stockholders ($0.55 per share)	–	–	–	(8,509)	–	–	(8,509)
Balance at March 31, 2022	15,471,331	$154	$232,733	$675,887	$(3,455)	$5,737	$911,056
Net income/(loss)	–	–	–	3,203	–	(1,042)	2,161
Other comprehensive loss	–	–	–	–	(3,528)	–	(3,528)
Stock–based compensation	–	–	629	–	–	–	629
Shares sold – options exercised	16,554	–	1,120	–	–	–	1,120
Dividends declared to common stockholders ($0.57 per share)	–	–	–	(8,828)	–	–	(8,828)
Balance at June 30, 2022	15,487,885	$154	$234,482	$670,262	$(6,983)	$4,695	$902,610
Net income loss	–	–	–	(2,429)	–	(678)	(3,107)
Other comprehensive loss	–	–	–	–	(3,440)	–	(3,440)
Stock–based compensation	–	–	639	–	–	–	639
Shares sold – options exercised	2,600	–	161	–	–	–	161
Repurchase of common shares	(97,382)	(1)	(6,760)	–	–	–	(6,761)
Dividends declared to common stockholders ($0.57 per share)	–	–	–	(8,774)	–	–	(8,774)
Balance at September 30, 2022	15,393,103	153	228,522	659,059	(10,423)	4,017	881,328

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2023

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of September 30, 2023, we operate or manage, through certain affiliates, 68 skilled nursing facilities with a total of 8,732 licensed beds, 26 assisted living facilities with 1,501 units, five independent living facilities, three behavioral health hospitals, 35 homecare agencies, and 30 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 8 states and are located primarily in the southeastern United States.

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

The Company determines the transaction price based on established billing rates reduced by explicit price concessions provided to third party payors. Explicit price concessions are based on contractual agreements and historical experience. The Company considers the patient's ability and intent to pay the amount of consideration upon admission. Credit losses are recorded as bad debt expense, which is included as a component of other operating expenses in the interim condensed consolidated statements of operations. Bad debt expense was $1,668,000 and $5,331,000 for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2022, bad debt expense was $1,685,000 and $6,026,000, respectively. As of September 30, 2023 and December 31, 2022, the Company has recorded allowance for doubtful accounts of $8,598,000 and $6,246,000, respectively, as our best estimate of expected losses inherent in the accounts receivable balance.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation and incentive compensation, which were $5,661,000 and $16,309,000 for the three and nine months ended September 30, 2023, respectively. General and administrative costs were $6,050,000 and $16,636,000 for the three and nine months ended September 30, 2022, respectively.

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

We also annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded with a corresponding charge to income. As of September 30, 2023, and December 31, 2022, we have recorded a future service obligation liability in the amount of $2,218,000. This obligation is reflected within other noncurrent liabilities in the interim condensed consolidated balance sheets.

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

The Provider Relief Fund grants come with terms and condition certifications in which all providers are required to submit documents to ensure the funds are used for healthcare-related expenses or lost revenue attributable to COVID-19. The Company recorded $0 of government stimulus income from the Provider Relief Funds for the three months ended September 30, 2023 and 2022. The Company recorded $0 and $10,940,000 of government stimulus income from the Provider Relief Funds for the nine months ended September 30, 2023 and 2022, respectively. The grant income was determined on a systematic basis in line with the recognition of specific expenses and lost revenues for which the grants are intended to compensate. The Company’s assessment of whether the terms and conditions for amounts received have been met for income recognition and the Company’s related income calculation considered all frequently asked questions and other interpretive guidance issued to date by the U.S. Department of Health and Human Services (“HHS”).

We have also received supplemental Medicaid payments from many of the states in which we operate to help mitigate the incremental costs resulting from the COVID-19 public health emergency. We have recorded $4,232,000 and $4,773,000 in net patient revenues for these supplemental Medicaid payments for the three months ended September 30, 2023 and 2022, respectively. We have recorded $15,362,000 and $15,312,000 in net patient revenues for these supplemental Medicaid payments for the nine months ended September 30, 2023 and 2022, respectively.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Net patient revenues:
Inpatient services	$243,865	$228,138	$706,795	$680,776
Homecare and hospice	33,140	32,109	97,822	95,885
Total net patient revenue	$277,005	$260,247	$804,617	$776,661

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

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
Source	2023	2022	2023	2022
Medicare	33%	37%	35%	37%
Managed Care	10%	9%	10%	10%
Medicaid	32%	29%	30%	28%
Private Pay and Other	25%	25%	25%	25%
Total	100%	100%	100%	100%

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

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe that any differences between the net revenues recorded, and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $15,588,000 and $16,631,000 as of September 30, 2023 and December 31, 2022, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Rental income	$5,958	$5,830	$17,966	$17,642
Management and accounting services fees	4,185	3,922	14,045	11,993
Insurance services	989	1,015	2,920	3,497
Other	348	(171)	1,082	452
Total other revenues	$11,480	$10,596	$36,013	$33,584

Rental Income

The Company leases real estate assets consisting of skilled nursing facilities and assisted living facilities to third party operators. Additionally, we sublease four Florida skilled nursing facilities included in our lease from National Health Investors (“NHI”) as noted in Note 8 – Long Term Leases.

Management Fees from National Health Corporation

We manage five skilled nursing facilities owned by National Health Corporation (“National”). We recognized management fees and interest on management fees from these facilities of $1,243,000 and $1,029,000 for the three months ended September 30, 2023 and 2022, respectively. We recognized management fees and interest on management fees of $3,968,000 and $3,012,000 from these facilities for the nine months ended September 30, 2023 and 2022, respectively.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended September 30, 2023 and 2022 were $678,000 and $496,000, respectively. The premium revenues reflected in the interim condensed consolidated statements of operations for the nine months ended September 30, 2023 and 2022 were $1,985,000 and $1,939,000, respectively. Associated losses and expenses including those for self-insurance are included in the interim condensed consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended September 30, 2023 and 2022 were $312,000 and $519,000, respectively. The premium revenues reflected in the interim condensed consolidated statements of operations for the nine months ended September 30, 2023 and 2022 were $935,000 and $1,558,000, respectively. Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of operations as "Other operating costs and expenses".

Note 6 – Non–Operating Income

Non–operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on sales of marketable securities, and interest income (in thousands).

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Dividends and net realized gains and losses on sales of securities	$1,690	$1,324	$4,604	$4,381
Interest income	2,222	1,373	5,571	3,572
Equity in earnings of unconsolidated investments	185	34	1,941	498
Total non-operating income	$4,097	$2,731	$12,116	$8,451

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended September 30, 2023
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$243,865	$33,140	$-	$277,005
Other revenues	297	-	11,183	11,480
Net operating revenues	244,162	33,140	11,183	288,485

Costs and expenses:
Salaries, wages, and benefits	151,912	20,066	10,686	182,664
Other operating	64,228	5,868	2,394	72,490
Rent	8,186	538	1,370	10,094
Depreciation and amortization	9,203	185	747	10,135
Interest	77	-	-	77
Total costs and expenses	233,606	26,657	15,197	275,460

Income/(loss) from operations	10,556	6,483	(4,014)	13,025
Non-operating income	-	-	4,097	4,097
Unrealized losses on marketable equity securities	-	-	(3,093)	(3,093)

Income/(loss) before income taxes	$10,556	$6,483	$(3,010)	$14,029

	Three Months Ended September 30, 2022
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$228,138	$32,109	$-	$260,247
Other revenues	(198)	-	10,794	10,596
Net operating revenues	227,940	32,109	10,794	270,843

Costs and expenses:
Salaries, wages, and benefits	144,047	19,581	9,570	173,198
Other operating	66,522	6,310	51	72,883
Rent	8,088	575	1,631	10,294
Depreciation and amortization	9,198	248	807	10,253
Interest	137	-	-	137
Total costs and expenses	227,992	26,714	12,059	266,765

Income/(loss) from operations	(52)	5,395	(1,265)	4,078
Non-operating income	-	-	2,731	2,731
Unrealized losses on marketable equity securities	-	-	(11,056)	(11,056)

Income/(loss) before income taxes	$(52)	$5,395	$(9,590)	$(4,247)

	Nine Months Ended September 30, 2023
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$706,795	$97,822	$-	$804,617
Other revenues	894	-	35,119	36,013
Net operating revenues	707,689	97,822	35,119	840,630

Costs and expenses:
Salaries, wages, and benefits	435,517	60,804	29,461	525,782
Other operating	192,473	17,356	7,384	217,213
Rent	24,520	1,639	3,928	30,087
Depreciation and amortization	27,474	555	2,237	30,266
Interest	268	-	-	268
Total costs and expenses	680,252	80,354	43,010	803,616

Income/(loss) from operations	27,437	17,468	(7,891)	37,014
Non-operating income	-	-	12,116	12,116
Unrealized gains on marketable equity securities	-	-	2,943	2,943

Income before income taxes	$27,437	$17,468	$7,168	$52,073

	Nine Months Ended September, 2022
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues and grant income:
Net patient revenues	$680,776	$95,885	$-	$776,661
Other revenues	15	-	33,569	33,584
Government stimulus income	10,940	-	-	10,940
Net operating revenues and grant income	691,731	95,885	33,569	821,185

Costs and expenses:
Salaries, wages, and benefits	435,322	58,007	25,499	518,828
Other operating	192,791	19,848	5,640	218,279
Rent	24,498	1,759	4,513	30,770
Depreciation and amortization	27,120	472	2,419	30,011
Interest	451	-	-	451
Total costs and expenses	680,182	80,086	38,071	798,339

Income/(loss) from operations	11,549	15,799	(4,502)	22,846
Non-operating income	-	-	8,451	8,451
Unrealized losses on marketable equity securities	-	-	(11,479)	(11,479)

Income/(loss) before income taxes	$11,549	$15,799	$(7,530)	$19,818

Note 8 – Long-Term Leases

Operating Leases

At September 30, 2023, we lease from NHI the real property of 28 skilled nursing facilities, five assisted living centers and three independent living centers under one lease agreement. As part of the lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator. The lease includes base rent plus a percentage rent. The annual base rent is $34,075,000 in 2023, $32,625,000 in 2024, $32,225,000 in 2025, and $31,975,000 in 2026 with the lease term expiring in 2026. The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Total facility rent expense to NHI was $9,300,000 and $9,478,000 for the three months ended September 30, 2023 and 2022, respectively. Total facility rent expense to NHI was $27,719,000 and $28,293,000 for the nine months ended September 30, 2023 and 2022, respectively.

Finance Leases

At September 30, 2023, we leased and operated three senior healthcare facilities in the state of Missouri under three separate lease agreements. Two of the healthcare facilities are skilled nursing facilities that also include assisted living facilities and the third healthcare facility is a memory care facility. Each of the leases is a ten-year lease with two five–year renewal options with the original lease expiring in 2024. Under the terms of the leases, base rent totals $5,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the 2014 base year.

Minimum Lease Payments

The following table summarizes the maturity of our finance and operating lease liabilities as of September 30, 2023 (in thousands):

	Finance Leases	Operating Leases
2024	$2,166	$34,765
2025	-	33,699
2026	-	32,991
2027	-	8,510
2028	-	184
Thereafter	-	4
Total minimum lease payments	2,166	110,153
Less: amounts representing interest	(32)	(10,731)
Present value of future minimum lease payments	2,134	99,422
Less: current portion	(2,134)	(29,222)
Noncurrent lease liabilities	$-	$70,200

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

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for share and per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Basic:
Weighted average common shares outstanding	15,299,913	15,445,569	15,311,453	15,438,375
Net income attributable to National HealthCare Corporation	$10,388	$(2,429)	$38,392	$16,092
Earnings per common share, basic	$0.68	$(0.16)	$2.51	$1.04

Diluted:
Weighted average common shares outstanding	15,299,913	15,445,569	15,311,453	15,438,375
Effects of dilutive instruments	24,598	-	22,816	38,728
Weighted average common shares outstanding	15,324,511	15,445,569	15,334,269	15,477,103

Net income attributable to National HealthCare Corporation	$10,388	$(2,429)	$38,392	$16,092
Earnings per common share, diluted	$0.68	$(0.16)	$2.50	$1.04

In the above table, options to purchase 637,409 and 389,781 shares of our common stock have been excluded for the nine months ended September 30, 2023 and 2022, respectively, due to their anti-dilutive impact.

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

Marketable securities consist of the following (in thousands):

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$102,137	$30,176	$100,786
Corporate debt securities	4,358	4,252	14,317	13,885
Asset-backed securities	-	-	500	494
U.S. Treasury securities	3,838	3,797	9,009	8,757
Restricted investments available for sale:
Marketable equity securities	24,059	23,683	24,326	22,358
Corporate debt securities	57,745	53,928	54,412	51,009
Asset-based securities	20,661	18,572	24,605	22,437
U.S. Treasury securities	47,824	42,401	45,989	41,294
State and municipal securities	4,133	3,961	4,877	4,771
	$192,794	$252,731	$208,211	265,791

Included in the marketable equity securities are the following (in thousands, except share amounts):

	September 30, 2023			December 31, 2022
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$83,750	1,630,642	$24,734	$85,152

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	September 30, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$21,937	$21,534	$33,662	$33,037
1 to 5 years	76,971	71,362	81,500	76,394
6 to 10 years	38,178	32,606	38,547	33,216
Over 10 years	1,473	1,409	-	-
	$138,559	$126,911	$153,709	$142,647

Gross unrealized gains related to marketable equity securities are $73,823,000 and $71,869,000 as of September 30, 2023 and December 31, 2022, respectively. Gross unrealized losses related to marketable equity securities are $2,238,000 and $3,227,000 as of September 30, 2023 and December 31, 2022, respectively. For the three months ended September 30, 2023 and 2022, the Company recognized net unrealized losses of $3,093,000 and $11,056,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations. For the nine months ended September 30, 2023 and 2022, the Company recognized net unrealized gains of $2,943,000 and net unrealized losses of $11,479,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations.

Gross unrealized gains related to available for sale marketable debt securities are $3,000 and $9,000 as of September 30, 2023 and December 31, 2022, respectively. Gross unrealized losses related to available for sale marketable debt securities are $11,651,000, comprised of securities with a fair value of $123,530,000, as of September 30, 2023.  Gross unrealized losses related to available for sale marketable debt securities are $11,071,000, comprised of securities with a fair value of $139,629,000, as of December 31, 2022.

The Company’s unrealized losses in our available for sale marketable debt securities were determined to be non-credit related. The Company has not recognized any credit related impairments for the nine months ended  September 30, 2023 and 2022.

For the marketable debt securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.

Proceeds from the sale of available for sale marketable securities during the nine months ended September 30, 2023 and 2022 were $36,578,000 and $38,114,000, respectively. Investment losses of $603,000 and $756,000 were realized on these sales during the nine months ended September 30, 2023 and 2022, respectively.

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

The following table summarizes fair value measurements by level at September 30, 2023 and December 31, 2022 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
September 30, 2023	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$100,308	$100,308	$–	$–
Restricted cash and cash equivalents	19,947	19,947	–	–
Marketable equity securities	125,820	125,820	–	–
Corporate debt securities	58,180	34,905	23,275	–
Mortgage–backed securities	18,572	–	18,572	–
U.S. Treasury securities	46,198	46,198	–	–
State and municipal securities	3,961	1,288	2,673	–
Total financial assets	$372,986	$328,466	$44,520	$–

	Fair Value Measurements Using
December 31, 2022	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$58,667	$58,667	$–	$–
Restricted cash and cash equivalents	16,198	16,198	–	–
Marketable equity securities	123,144	123,144	–	–
Corporate debt securities	64,894	48,525	16,369	–
Asset–backed securities	22,931	–	22,931	–
U.S. Treasury securities	50,051	50,051	–	–
State and municipal securities	4,771	1,337	3,434	–
Total financial assets	$340,656	$297,922	$42,734	$–

Note 12 – Goodwill and Other Intangible Assets

At September 30, 2023, the Company reviewed the carrying value of goodwill for impairment indicators. As a result of the review, there were no impairment indicators regarding the Company’s goodwill that required a quantitative test to be performed. However, our accounting estimates could materially change from period to period due to changing market factors. We will continue to monitor future events, changes in circumstances, and the potential impact thereof. If actual results are not consistent with our assumptions and estimates, we may be exposed to future goodwill impairment losses.

At September 30, 2023, the following table represents the activity related to our goodwill by segment (in thousands):

	Inpatient Services	Homecare and Hospice	All Other	Total
January 1, 2023	$3,741	$164,554	$–	$168,295
Additions	–	–	–	–
September 30, 2023	$3,741	$164,554	$–	$168,295

We also have recorded indefinite-lived intangible assets that consist of trade names ($4,340,000) and certificates of need and licenses ($2,698,000).

Note 13 - Stock Repurchase Program

During the nine months ended September 30, 2023, the Company repurchased 44,349 shares of its common stock for a total cost of $2,482,000. During the nine months ended September 30, 2022, the Company repurchased 99,547 shares of its common stock for a total cost of $6,907,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Note 14 – Stock–Based Compensation

NHC recognizes stock–based compensation expense for all stock options granted over the requisite service period using the fair value at the date of grant using the Black–Scholes pricing model. Stock–based compensation totaled $708,000 and $639,000 for the three months ended September 30, 2023 and 2022, respectively. Stock-based compensation totaled $2,119,000 and $1,980,000 for the nine months ended September 30, 2023 and 2022, respectively. Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of operations.

At September 30, 2023, the Company had $4,068,000 of unrecognized compensation cost related to unvested stock–based compensation awards. This unrecognized compensation cost will be amortized over an approximate two-year period.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the nine months ended September 30, 2023 and for the year ended December 31, 2022.

	September 30, 2023	December 31, 2022
Risk–free interest rate	4.52%	1.83%
Expected volatility	29.30%	31.40%
Expected life, in years	2.9	2.9
Expected dividend yield	4.41%	3.57%

The following table summarizes our outstanding stock options for the nine months ended September 30, 2023 and for the year ended December 31, 2022.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2022	374,926	$72.95	$–
Options granted	302,266	64.72	–
Options exercised	(32,597)	64.49	–
Options cancelled	(199,451)	75.98	–
Options outstanding at December 31, 2022	445,144	66.62	–
Options granted	299,712	54.45	–
Options exercised	(7,540)	65.39	–
Options cancelled	(47,407)	60.75	–
Options outstanding at September 30, 2023	689,909	61.75	$2,768,603

Options exercisable at September 30, 2023	175,847	70.97	$–

Options Outstanding September 30, 2023	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
601,514	53.94	-	69.19	59.84	3.7
88,395	71.64	-	77.92	74.72	1.6
689,909				61.75	3.5

Note 15 – Income Taxes

The Company's income tax provision as a percentage of our income before income taxes was 27.9% for the three months ended September 30, 2023. The Company’s income tax benefit as a percentage of our income before income taxes was 26.8% for the three months ended September 30, 2022.

The Company's income tax provision as a percentage of our income before income taxes was 28.3% and 27.3% for the nine months ended September 30, 2023 and 2022, respectively.

Typically, these percentages vary from the U.S. federal statutory income tax rate of 21% primarily due to state income taxes, excess tax benefits from stock-based compensation, benefits resulting from the lapsing of statute of limitations of items in our tax contingency reserve, and non-deductible expenses. The tax benefit related to the statute of limitation expirations was $0 for the three and nine months ended September 30, 2023. The tax benefit related to the statute of limitation expirations was $437,000 for the three and nine months ended September 30, 2022.

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

As of September 30, 2023, we have no outstanding balance on the credit facility.

Note 17 – Contingencies and Commitments

Accrued Risk Reserves

We have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned and leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $108,125,000 and $102,469,000 at September 30, 2023 and December 31, 2022, respectively. The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Qui Tam Litigation

United States of America, ex rel. Jennifer Cook and Sally Gaither v. Integrated Behavioral Health, Inc., NHC HealthCare/Moulton, LLC, et al., Case No. 2:20-CV-00877-AMM (N.D. Ala.)  This is a qui tam case originally filed under seal on June 22, 2020. The United States declined intervention on March 1, 2021. Thereafter, the Plaintiffs filed an amended Complaint against Dr. Sanja Malhotra, Integrated Behavioral Health, Inc. and other entities that Dr. Malhotra was alleged to own or in which he allegedly had a financial interest. The Complaint also named multiple skilled nursing facilities as Defendants, including NHC Healthcare/Moulton, LLC, an affiliate of National HealthCare Corporation. The Complaint alleged that nurse practitioners affiliated with Dr. Malhotra provided free services to the facilities in exchange for referrals to entities owned by or in which Dr. Malhotra had a financial interest in violation of the False Claims Act and Anti-Kickback Statute. NHC Healthcare/Moulton, LLC denied the allegations and filed a motion to dismiss on November 4, 2021. On January 28, 2022, the district court stayed this matter and administratively terminated the motion to dismiss pending the U.S. Supreme Court's review of a petition for certiorari filed in an unrelated matter but involving one of the legal arguments raised in the motion to dismiss. Thereafter, the U.S. Supreme Court denied the petition for certiorari in the unrelated matter. As a result, NHC Healthcare/Moulton, LLC renewed its motion to dismiss. The District Court granted NHC Healthcare/Moulton’s Motion to Dismiss, along with other pending Motions to Dismiss, and entered an Order of Dismissal on March 23, 2023 and an Amended Order of Dismissal on April 4, 2023, which dismissed the case in its entirety with prejudice with respect to the claims asserted by the Plaintiffs. The Plaintiffs filed a Notice of Appeal on April 20, 2023 to appeal the dismissal to the 11th Circuit Court of Appeals, which remains pending.

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

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of September 30, 2023, we operate or manage, through certain affiliates, 68 skilled nursing facilities with a total of 8,732 licensed beds, 26 assisted living facilities with 1,501 units, five independent living facilities, three behavioral health hospitals, 35 homecare agencies, and 30 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 8 states and are located primarily in the southeastern United States.

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

The Provider Relief Fund grants come with terms and condition certifications in which all providers are required to submit documents to ensure the funds are used for healthcare-related expenses or lost revenue attributable to COVID-19. The Company recorded $0 of government stimulus income from the Provider Relief Funds for the three months ended September 30, 2023 and 2022. The Company recorded $0 and $10,940,000 of government stimulus income from the Provider Relief Funds for the nine months ended September 30, 2023 and 2022, respectively. The grant income was determined on a systematic basis in line with the recognition of specific expenses and lost revenues for which the grants are intended to compensate. The Company’s assessment of whether the terms and conditions for amounts received have been met for income recognition and the Company’s related income calculation considered all frequently asked questions and other interpretive guidance issued to date by the U.S. Department of Health and Human Services (“HHS”).

We have also received supplemental Medicaid payments from many of the states in which we operate to help mitigate the incremental costs resulting from the COVID-19 public health emergency. We have recorded $4,232,000 and $4,773,000 in net patient revenues for these supplemental Medicaid payments for the three months ended September 30, 2023 and 2022, respectively. We have recorded $15,362,000 and $15,312,000 in net patient revenues for these supplemental Medicaid payments for the nine months ended September 30, 2023 and 2022, respectively.

Summary of Goals and Areas of Focus

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for the three months ending September 30, 2023 was 88.1% compared to 83.7% for the same period a year ago.  For the nine months ended September 30, 2023, overall census in our owned and leased skilled nursing facilities was 87.8% compared to 83.4% for the same period a year ago.

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

The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of September 30, 2023:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	68
Number of 4 and 5-star rated skilled nursing facilities	39
Percentage of 4 and 5-star rated skilled nursing facilities	57%	36%
Average rating for all skilled nursing facilities, end of period	3.6	2.9

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

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $108,125,000 at September 30, 2023 and are a primary area of management focus. We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

In July 2023, CMS released its final rule outlining fiscal year 2024 Medicare payment rates and policy changes for skilled nursing facilities, which begins on October 1, 2023. The fiscal year 2024 rule equates to a net increase of 4.0%, or approximately $1.4 billion, in Medicare Part A payments to SNFs in fiscal year 2024 compared to 2023 levels. The rule includes a 3.0% market basket rate increase, a 3.6% market basket forecast error adjustment, less a 0.2% productivity adjustment, as well as a negative 2.3%, or approximately $789 million, decrease in 2024 SNF Payment Prospective Systems rates as a result of the second phase of the Patient Driven Payment Model parity adjustment recalibration.

For the first nine months of 2023, our average Medicare per diem rate for skilled nursing facilities increased 2.2% as compared to the same period in 2022.

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

We have also received from many of the states in which we operate supplemental Medicaid payments to help mitigate the incremental costs resulting from the COVID-19 public health emergency. This funding includes healthcare relief funding under the American Rescue Plan Act (“ARPA”) and increases in the Federal Medical Assistance Percentage (“FMAP”) under the Families First Coronavirus Response Act (“FFCRA”). We have recorded $4,232,000 and $4,773,000 in net patient revenues for these supplemental Medicaid payments for the three months ended September 30, 2023 and 2022, respectively. We have recorded $15,362,000 and $15,312,000 in net patient revenues for these supplemental Medicaid payments for the nine months ended September 30, 2023 and 2022, respectively. The end of the public health emergency created a gradual phase down of the temporary increase in FMAP funding until it is completely phased out at the end of 2023.

For the first nine months of 2023, our average Medicaid per diem increased 7.9% compared to the same period in 2022.

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

Medicare – Homecare Programs

In October 2022, CMS released its final rule outlining fiscal year 2023 Medicare payment rates. CMS issued a rate increase of 0.7%, or $125 million, effective January 1, 2023. The increase reflects the effects of the home health payment update percentage of 4.0%, a permanent behavioral assumption adjustment resulting in a decrease of 3.5%, and an estimated 0.2% increase that reflects the effects of an update to the fixed-dollar loss ratio used in determining outlier payments.

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended September 30, 2023
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$243,865	$33,140	$-	$277,005
Other revenues	297	-	11,183	11,480
Net operating revenues	244,162	33,140	11,183	288,485

Costs and expenses:
Salaries, wages, and benefits	151,912	20,066	10,686	182,664
Other operating	64,228	5,868	2,394	72,490
Rent	8,186	538	1,370	10,094
Depreciation and amortization	9,203	185	747	10,135
Interest	77	-	-	77
Total costs and expenses	233,606	26,657	15,197	275,460

Income/(loss) from operations	10,556	6,483	(4,014)	13,025
Non-operating income	-	-	4,097	4,097
Unrealized losses on marketable equity securities	-	-	(3,093)	(3,093)

Income/(loss) before income taxes	$10,556	$6,483	$(3,010)	$14,029

	Three Months Ended September 30, 2022
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$228,138	$32,109	$-	$260,247
Other revenues	(198)	-	10,794	10,596
Net operating revenues	227,940	32,109	10,794	270,843

Costs and expenses:
Salaries, wages, and benefits	144,047	19,581	9,570	173,198
Other operating	66,522	6,310	51	72,883
Rent	8,088	575	1,631	10,294
Depreciation and amortization	9,198	248	807	10,253
Interest	137	-	-	137
Total costs and expenses	227,992	26,714	12,059	266,765

Income/(loss) from operations	(52)	5,395	(1,265)	4,078
Non-operating income	-	-	2,731	2,731
Unrealized losses on marketable equity securities	-	-	(11,056)	(11,056)

Income/(loss) before income taxes	$(52)	$5,395	$(9,590)	$(4,247)

	Nine Months Ended September 30, 2023
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$706,795	$97,822	$-	$804,617
Other revenues	894	-	35,119	36,013
Net operating revenues	707,689	97,822	35,119	840,630

Costs and expenses:
Salaries, wages, and benefits	435,517	60,804	29,461	525,782
Other operating	192,473	17,356	7,384	217,213
Rent	24,520	1,639	3,928	30,087
Depreciation and amortization	27,474	555	2,237	30,266
Interest	268	-	-	268
Total costs and expenses	680,252	80,354	43,010	803,616

Income/(loss) from operations	27,437	17,468	(7,891)	37,014
Non-operating income	-	-	12,116	12,116
Unrealized gains on marketable equity securities	-	-	2,943	2,943

Income before income taxes	$27,437	$17,468	$7,168	$52,073

	Nine Months Ended September, 2022
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues and grant income:
Net patient revenues	$680,776	$95,885	$-	$776,661
Other revenues	15	-	33,569	33,584
Government stimulus income	10,940	-	-	10,940
Net operating revenues and grant income	691,731	95,885	33,569	821,185

Costs and expenses:
Salaries, wages, and benefits	435,322	58,007	25,499	518,828
Other operating	192,791	19,848	5,640	218,279
Rent	24,498	1,759	4,513	30,770
Depreciation and amortization	27,120	472	2,419	30,011
Interest	451	-	-	451
Total costs and expenses	680,182	80,086	38,071	798,339

Income/(loss) from operations	11,549	15,799	(4,502)	22,846
Non-operating income	-	-	8,451	8,451
Unrealized losses on marketable equity securities	-	-	(11,479)	(11,479)

Income/(loss) before income taxes	$11,549	$15,799	$(7,530)	$19,818

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

The operating results for the newly constructed healthcare facilities or agencies not at full capacity for the three and nine months ended September 30, 2023 include facilities or agencies that began operations from 2021 to 2023, which is two behavioral health hospitals, two homecare agencies, and two hospice agencies. For the three months and nine months ended September 30, 2022, included are facilities or agencies that began operations from 2020 to 2022, which is two behavioral health hospitals, one homecare agency, and one hospice agency.

The tables below provide reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022

Net income/(loss) attributable to National Healthcare Corporation	$10,388	$(2,429)	$38,392	$16,092
Non-GAAP adjustments:
Unrealized (gains)/losses on marketable equity securities	3,093	11,056	(2,943)	11,479
Operating results for newly opened facilities or agencies not at full capacity	66	2,105	1,616	4,033
Share-based compensation expense	708	639	2,119	1,980
Income tax provision on non-GAAP adjustments	(1,005)	(3,588)	(206)	(4,548)
Non-GAAP Net income	$13,250	$7,783	$38,978	$29,036

GAAP diluted earnings/(loss) per share	$0.68	$(0.16)	$2.51	$1.04
Non-GAAP adjustments:
Unrealized (gains)/losses on marketable equity securities	0.15	0.53	(0.14)	0.56
Operating results for newly opened facilities or agencies not at full capacity	-	0.10	0.07	0.19
Share-based compensation expense	0.03	0.03	0.10	0.09
Non-GAAP diluted earnings per share	$0.86	$0.50	$2.54	$1.88

Results of Operations

The following table and discussion set forth items from the interim condensed consolidated statements of operations as a percentage of net operating revenues and grant income for the three and nine months ended September 30, 2023 and 2022.

Percentage of Net Operating Revenues and Grant Income

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Net operating revenues and grant income	100.0%	100.0%	100%	100%
Costs and expenses:
Salaries, wages, and benefits	63.3	63.9	62.5	63.2
Other operating	25.1	26.9	25.8	26.5
Facility rent	3.5	3.8	3.6	3.7
Depreciation and amortization	3.5	3.8	3.6	3.7
Interest	0.1	0.1	0.1	0.1
Total costs and expenses	95.5	98.5	95.6	97.2
Income from operations	4.5	1.5	4.4	2.8
Non–operating income	1.4	1.0	1.4	1.0
Unrealized gains/(losses) on marketable equity securities	(1.0)	(4.1)	0.4	(1.4)
Income/(loss) before income taxes	4.9	(1.6)	6.2	2.4
Income tax (provision)/benefit	(1.4)	0.5	(1.8)	(0.6)
Net income/(loss)	3.5	(1.1)	4.4	1.8
Net loss attributable to noncontrolling interest	0.1	0.2	0.2	0.2
Net income/(loss) attributable to stockholders of NHC	3.6	(0.9)	4.6	2.0

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Results for the quarter ended September 30, 2023 compared to the third quarter of 2022 include a 6.5% increase in net operating revenues. The net operating revenues increase was primarily driven by the continued occupancy increase in our skilled nursing facilities, as well as increases in skilled nursing per diems from some of our government payors. Excluding the seven skilled nursing facilities in Massachusetts and New Hampshire in which we ceased operations in September 2022, same-facility net operating revenues increased 11.8% during the third quarter of 2023 compared to the same period a year ago.

For the quarter ended September 30, 2023, GAAP net income attributable to NHC was $10,388,000 compared to a net loss of $2,429,000 for the same period in 2022. Excluding the unrealized losses in our marketable equity securities portfolio and other non-GAAP adjustments, adjusted net income for the quarter ended September 30, 2023 was $13,250,000 compared to $7,783,000 for the same period in 2022. The increase in non-GAAP earnings for the quarter ended September 30, 2023 compared to the third quarter of 2022 was primarily due to the continued occupancy increase in our skilled nursing and assisted living facilities, skilled nursing per diem increases from some of our government payors, and the continued reduction of nurse agency staffing expense within our operations.

Net operating revenues

Net patient revenues increased $16,758,000, or 6.4%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the quarter averaged 88.1%, compared to an average of 83.7% for the same quarter a year ago. Overall, the composite skilled nursing facility per diem increased 7.6% compared to the same quarter a year ago. Our Medicare per diem rates increased 3.0% and managed care per diem rates increased 14.0% compared to the same quarter a year ago. Medicaid and private pay per diem rates increased 7.9% and 6.7%, respectively, compared to the same quarter a year ago. For the three months ended September 30, 2023 and 2022, respectively, $4,232,000 and $4,773,000 have been included in our net patient revenues for supplemental COVID-19 Medicaid payments.

New operations, which include one skilled nursing facility acquired May 1, 2023, three assisted living facilities that we began operating on July 1, 2023, two behavioral health hospitals, two hospice agencies and two homecare agencies, have attributed to an increase of $9,625,000 in net patient revenues for the three months ended September 30, 2023 compared to the same quarter last year. In September 2022, the Company transferred the operations of seven skilled nursing facilities located in Massachusetts and New Hampshire, which resulted in net patient revenues decreasing $12,876,000 for the three months ended September 30, 2023 compared to the same quarter last year.

Other revenues increased $884,000, or 8.3%, compared to the same quarter last year, as further detailed in Note 5 to our interim condensed consolidated financial statements.

Total costs and expenses

Total costs and expenses for the three months ended September 30, 2023 compared to the same period of 2022 increased $8,695,000, or 3.3% to $275,460,000 from $266,765,000.

Salaries, wages, and benefits increased $9,466,000 or 5.5%, to $182,664,000 from $173,198,000. Salaries, wages, and benefits as a percentage of net operating revenues was 63.3% compared to 63.9% for the three months ended September 30, 2023 and 2022, respectively. We continue to face workforce and labor shortages within all of our operations. The labor and workforce shortages have resulted in us contracting with agency nurse staffing companies in certain markets.  The agency nurse staffing companies charge inflated hourly rates; therefore, we are working diligently to find solutions to reduce and eliminate the agency nurse staffing within our healthcare operations. For the quarter ended September 30, 2023, our agency nurse staffing expenses decreased $8,181,000, or approximately 48.4%, compared to the same period a year ago.

New operations, which include one skilled nursing facility acquired May 1, 2023, three assisted living facilities that we began operating on July 1, 2023, two behavioral health hospitals, two hospice agencies and two homecare agencies, have attributed to an increase in salaries, wages, and benefits of $4,778,000 for the three months ended September 30, 2023 compared to the same quarter last year. In September 2022, the Company transferred the operations of seven skilled nursing facilities located in Massachusetts and New Hampshire, which resulted in salaries, wages, and benefits decreasing $8,210,000 for the three months ended September 30, 2023 compared to the same quarter last year.

Other operating expenses decreased $393,000, or 0.5%, to $72,490,000 for the 2023 period compared to $72,883,000 for the 2022 period. Other operating expenses as a percentage of net operating revenues was 25.1% and 26.9% for the three months ended September 30, 2023 and 2022, respectively. The transfer of the operations of the seven skilled nursing facilities located in Massachusetts and New Hampshire, as noted above, resulted in other operating expenses decreasing $3,245,000 for the three months ended September 30, 2023 compared to the same quarter last year. We continue to face inflationary pressures in certain categories within other operating expenses as well, such as food/dietary supplies and drugs/pharmaceutical supplies.

Other income

Non–operating income increased by $1,366,000 compared to the same period last year, as further detailed in Note 6 to our interim condensed consolidated financial statements.

Income taxes

The income tax provision for the three months ended September 30, 2023 is $3,908,000 (an effective income tax rate of 27.9%).

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

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Results for the nine months ended September 30, 2023 compared to the same period of 2022 include a 2.4% increase in net operating revenues and grant income. Excluding the government stimulus income and the seven skilled nursing facilities in Massachusetts and New Hampshire in which we ceased operations in September 2022, same-facility net operating revenues increased 10.3% for the nine months ended September 30, 2023 compared to the same period a year ago.

For the nine months ended September 30, 2023, GAAP net income attributable to NHC was $38,392,000 compared to net income of $16,092,000 for the same period in 2022. Excluding the unrealized gains and losses in our marketable equity securities portfolio and other non-GAAP adjustments, adjusted net income for the nine months ended September 30, 2023 was $38,978,000 compared to $29,036,000 for the same period in 2022.  The increase in non-GAAP earnings for the nine months ended September 30, 2023 compared to the same period in the prior year was primarily due to the continued occupancy increase in our skilled nursing facilities, skilled nursing per diem increases from some of our government payors, and the continued reduction of nurse agency staffing expense within our operations.

Net operating revenues and grant income

Net patient revenues increased $27,956,000, or 3.6%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the nine months ended September 30, 2023 averaged 87.8%, compared to an average of 83.4% for the same period a year ago. Overall, the composite skilled nursing facility per diem increased 6.0% compared to the same period a year ago. Our Medicare per diem rates increased 2.2% and managed care per diem rates increased 8.2% compared to the same period a year ago. Medicaid and private pay per diem rates increased 7.9% and 4.1%, respectively, compared to the same period a year ago. For the nine months ended September 30, 2023 and 2022, respectively, $15,362,000 and $15,312,000 have been included in our net patient revenues for supplemental COVID-19 Medicaid payments.

New operations, which include one skilled nursing facility acquired May 1, 2023, three assisted living facilities that we began operating on July 1, 2023, two behavioral health hospitals, two hospice agencies and two homecare agencies, have attributed to an increase of $18,490,000 in net patient revenues for the nine months ended September 30, 2023 compared to the same period last year. In September 2022, the Company transferred the operations of seven skilled nursing facilities located in Massachusetts and New Hampshire, which resulted in net patient revenues decreasing $48,362,000 for the nine months ended September 30, 2023 compared to the same period last year.

Other revenues increased $2,429,000, or 7.2%, compared to the same period last year, as further detailed in Note 5 to our interim condensed consolidated financial statements.

During the nine months ended September 30, 2023 and 2022, respectively, we recorded $0 and $10,940,000 in government stimulus income related to funds received from the CARES Act Provider Relief Fund. See Note 3 - Coronavirus Pandemic for additional information.

Total costs and expenses

Total costs and expenses for the nine months ended September 30, 2023 compared to the same period of 2022 increased $5,277,000, or 0.7% to $803,616,000 from $798,339,000.

Salaries, wages, and benefits increased $6,954,000, or 1.3%, to $525,782,000 from $518,828,000. Salaries, wages, and benefits as a percentage of net operating revenues and grant income was 62.5% compared to 63.2% for the nine months ended September 30, 2023 and 2022, respectively. We continue to face workforce and labor shortages within all of our operations. The labor and workforce shortages have resulted in us contracting with agency nurse staffing companies.  The agency nurse staffing companies charge inflated hourly rates; therefore, we are working diligently to find solutions to reduce and eliminate the agency nurse staffing within our healthcare operations. For the nine months ended September 30, 2023, our agency nurse staffing expenses decreased $23,709,000, or approximately 43.6%, compared to the same period a year ago.

New operations, which include one skilled nursing facility acquired May 1, 2023, three assisted living facilities that we began operating on July 1, 2023, two behavioral health hospitals, two hospice agencies and two homecare agencies, have attributed to an increase in salaries, wages, and benefits of $9,968,000 for the nine months ended September 30, 2023 compared to the same period last year. In September 2022, the Company transferred the operations of seven skilled nursing facilities located in Massachusetts and New Hampshire, which resulted in salaries, wages, and benefits decreasing $31,856,000 for the nine months ended September 30, 2023 compared to the same period last year.

Other operating expenses decreased $1,066,000, or 0.5%, to $217,213,000 for the 2023 period compared to $218,279,000 for the 2022 period. Other operating expenses as a percentage of net operating revenues and grant income was 25.8% and 26.6% for the nine months ended September 30, 2023 and 2022, respectively. The transfer of the operations of the seven skilled nursing facilities located in Massachusetts and New Hampshire, as noted above, resulted in other operating expenses decreasing $13,170,000 for the nine months ended September 30, 2023 compared to the same period last year. We continue to face inflationary pressures in certain categories within other operating expenses as well, such as food/dietary supplies and drugs/pharmaceutical supplies.

Other income

Non–operating income increased by $3,665,000 compared to the same period last year, as further detailed in Note 6 to our interim condensed consolidated financial statements.

Income taxes

The income tax provision for the nine months ended September 30, 2023 is $14,750,000 (an effective income tax rate of 28.3%).

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Nine Months Ended September 30		Nine Month Change
	2023	2022	$	%
Cash, cash equivalents, restricted cash, and restricted cash equivalents, at beginning of period	$74,865	$119,743	$(44,878)	(37.5)%

Cash provided by/(used in) operating activities	85,483	(3,192)	88,675	2,778.0

Cash used in investing activities	(7,382)	(8,810)	1,428	16.2

Cash used in financing activities	(32,711)	(35,541)	2,830	8.0

Cash, cash equivalents, restricted cash, and restricted cash equivalents, at end of period	$120,255	$72,200	$48,055	66.6%

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2023 was $85,483,000 as compared to cash used in operating activities of $3,192,000 in the same period last year. Cash provided by operating activities consisted of net income of $37,323,000 and adjustments for non–cash items of $26,442,000. There was cash provided by working capital in the amount of $20,645,000 for the nine months ended September 30, 2023 compared to cash used for working capital needs of $63,011,000 for the same period a year ago.

Included in the adjustments for non-cash items are depreciation expense, equity in earnings of unconsolidated investments, unrealized gains and losses on our marketable equity securities, deferred taxes, and stock compensation.

Investing Activities

Net cash used in investing activities totaled $7,382,000 for the nine months ended September 30, 2023, compared to $8,810,000 for the nine months ended September 30, 2022. Cash used for property and equipment additions was $19,300,000 and $24,563,000 for the nine months ended September 30, 2023, and 2022, respectively. On May 1, 2023, we acquired the assets of a 66-bed skilled nursing facility in Nashville, Tennessee. Proceeds from the sale of marketable securities, net of purchases, resulted in cash provided by investing activity of $14,815,000 and $9,397,000 for the nine months ended September 30, 2023 and 2022, respectively.

Financing Activities

Net cash used in financing activities totaled $32,711,000 for the nine months ended September 30, 2023 compared to $35,541,000 for the nine months ended September 30, 2022. We made principal payments under our finance lease obligations in the amount of $3,711,000 and $3,495,000 for the nine months ended September 30, 2023 and 2022, respectively. Cash used for dividend payments to common stockholders totaled $26,520,000 in the current year period compared to $25,830,000 for the same period a year ago. We repurchased common shares outstanding in the amount of $2,482,000 in the current year period compared to $6,907,000 for the same period a year ago.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $100,308,000, our marketable equity and debt securities of $110,186,000, and our borrowing capacity on the $50 million credit facility are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $100,308,000, our marketable equity and debt securities of $110,186,000, and our borrowing capacity on the credit facility. At September 30, 2023, we do not have an outstanding balance on our credit facility; therefore, leaving $50 million available for future borrowings. We also have substantial value in our unencumbered real estate assets, which could potentially be used as collateral in future borrowing opportunities.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At September 30, 2023, we have available for sale marketable debt securities in the amount of $126,911,000. The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The portfolio composition allows flexibility in reacting to fluctuations of interest rates. The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

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

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At September 30, 2023, the fair value of our marketable equity securities is approximately $125,820,000. Of the $125.8 million equity securities portfolio, our investment in NHI comprises approximately $83.7 million, or 66.5%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $12.6 million. At September 30, 2023, our equity securities had net unrealized gains of $71.6 million. Of the $71.6 million of unrealized gains, $59.0 million is related to our investment in NHI.

Item 4.	Controls and Procedures.

As of September 30, 2023, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

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

During the three months ended September 30, 2023, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (embedded within the Inline XBRL document and include in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: November 2, 2023	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer

Date: November 2, 2023	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Chief Financial Officer