Form 10-K
period 2023-12-31
NATIONAL HEALTHCARE CORP
filed 2024-02-16
CIK 1047335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File No. 001-13489

(Exact name of registrant as specified in its Corporate Charter)

Delaware	52-2057472
(State of Incorporation)	(I.R.S. Employer Identification No.)

100 E. Vine Street

Murfreesboro, Tennessee 37130

(Address of principal executive offices)

Telephone Number: 615–890–2020

Securities registered pursuant to Section 12(b) of the Act.

Title of Each Class	Trading	Name of Each Exchange on which Registered
Symbol(s)
Shares of Common Stock	NHC	NYSE-American

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

The aggregate market value of Common Stock held by non–affiliates on June 30, 2023 (based on the closing price of such shares on the NYSE American) was approximately $546.0 million. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant’s Common Stock have been deemed affiliates of the Registrant.

The number of shares of Common Stock outstanding as of February 14, 2024 was 15,349,989.

Documents Incorporated by Reference

The following documents are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10–K:

The Registrant’s definitive proxy statement for its 2024 shareholder’s meeting.

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

National HealthCare Corporation, which we also refer to as NHC or the Company, began business in 1971. Our principal business is the operation of skilled nursing facilities, assisted living facilities, independent living facilities, homecare and hospice agencies, and behavioral health hospitals. Our business activities include providing sub–acute and post–acute skilled nursing care, intermediate nursing care, rehabilitative care, memory and Alzheimer’s care, senior living services, home health care services, hospice services, and behavioral health services. In addition, we provide management services, accounting and financial services, as well as insurance services to third party operators of health care facilities. We also own the real estate of 10 healthcare properties and lease these properties to third party operators. We operate in 8 states and our operations are primarily located in the Southeastern and Midwestern parts of the United States.

Description of the Business

The following table summarizes our operations by ownership status as of December 31, 2023:

	Owned	Leased	Managed	Total
Skilled Nursing Facilities
Number of facilities	28	32	8	68
Percentage of total	41.2%	47.0%	11.8%	100.0%
Licensed beds	3,526	4,227	979	8,732
Percentage of total	40.4%	48.4%	11.2%	100.0%

Assisted Living Facilities
Number of facilities	17	7	2	26
Percentage of total	65.4%	26.9%	7.7%	100.0%
Units	1,293	174	34	1,501
Percentage of total	86.1%	11.6%	2.3%	100.0%

Independent Living Facilities
Number of facilities	1	3	1	5
Percentage of total	20.0%	60.0%	20.0%	100.0%
Retirement apartments	93	245	137	475
Percentage of total	19.6%	51.6%	28.8%	100.0%

Behavioral Health Hospitals
Number of facilities	3	–	–	3
Percentage of total	100.0%	–	–	100.0%
Licensed beds	96	–	–	96
Percentage of total	100.0%	–	–	100.0%

Homecare Agencies	35	–	–	35
Hospice Agencies	30	–	–	30

Net Patient Revenues. The services we provide include a comprehensive range of health care services. In fiscal 2023, 95.3% of our net operating revenues were derived from such health care services. Highlights of health care services activities during 2023 were as follows:

●

Skilled Nursing Facilities. The most significant portion of our business and the base for our other health care services is the operation of our skilled nursing facilities (“SNF’s”). In our facilities, experienced medical professionals provide medical services prescribed by physicians. Registered nurses, licensed practical nurses, and certified nursing assistants provide comprehensive, individualized nursing care 24 hours a day. In addition, our facilities provide licensed therapy services, quality nutrition services, social services, activities, and housekeeping and laundry services. Revenues from the 60 facilities we own or lease are reported as net patient revenues in our financial statements. Management fee income is recorded as other revenues from the eight facilities that we manage. We generally charge 6% of facility net operating revenues for our management services.

The following table shows the occupancy percentages for our owned and leased skilled nursing facilities.  We define occupancy percentage as the ratio of actual patient days during any measurement period to the number of operational beds in a facility. The number of beds that are operational may be less than the licensed bed capacity.  The reduction of operational beds compared to licensed beds occurs for a variety of reasons, some of which include conforming to government requirements, improving operational efficiencies, or enhancing the patient experience.  We believe reporting occupancy based on operational beds is consistent with industry practice and provides a more meaningful measure of performance.

	Year Ended December 31,
	2023	2022	2021
Overall census	87.9%	83.8%	80.6%

●

Rehabilitative Services. Our licensed therapists provide physical, speech, respiratory and occupational therapy for patients recovering from strokes, heart attacks, orthopedic conditions, neurological illnesses, or other illnesses, injuries, or disabilities. We maintained a rehabilitation staff of over 1,200 highly trained, professional therapists in 2023. Most of our rehabilitative services are for patients in our owned, leased and managed skilled nursing facilities. However, we also provide services to 41 additional health care providers. Our rates for these services are competitive with other market rates.

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

●

Assisted Living Facilities. Our assisted living facilities provide personal care services and assistance with general activities of daily living such as dressing, bathing, meal preparation and medication management. We perform resident assessments to determine what services are desired or required and our qualified staff encourages residents to participate in a range of activities. In 2023, the rate of occupancy was 78.5% compared to 71.6% in 2022. Certificates of Need (“CONs”) are not required to build these projects in most states, and we believe overbuilding has occurred in some of our markets.

●

Independent Living Facilities. Our independent living facilities offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for our residents, including restaurants, activity rooms and social areas. Charges for services are paid from private sources without assistance from governmental programs. Independent living facilities may be licensed and regulated in some states, but do not require the issuance of a CON such as is required for skilled nursing facilities. We have, in several cases, developed independent living facilities adjacent to our nursing facilities. These units are rented by the month; thus, these facilities offer an expansion of our continuum of care. We believe these independent living units offer a positive marketing aspect to all our senior care offerings and services. In 2023 and 2022, the rate of occupancy was 89.0%.

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

●

Homecare Agencies. Our home health agencies (“homecares”) assist those who wish to stay at home or in assisted living residences but still require some degree of medical care or assistance with daily activities. Registered and licensed practical nurses and therapy professionals provide skilled services such as infusion therapy, wound care and physical, occupational and speech therapies. Home health aides may assist with daily activities such as assistance with walking and getting in and out of bed, personal hygiene, medication assistance, light housekeeping and maintaining a safe environment. Under the Medicare reimbursement payment system, we receive a prospectively determined amount per patient per 30-day period of care. Under our managed care contracts, we may receive a period of care payment or be paid by a per-visit payment model. In 2023, we served an average census of 3,321 patients and provided 309,929 visits.

●

Hospice Agencies. We provide hospice care through Caris Healthcare, L.P. (“Caris”), a wholly owned subsidiary of NHC. Caris specializes in providing hospice and palliative care to over 1,268 patients per day in 30 locations in Georgia, Missouri, South Carolina, Tennessee, and Virginia. Under the Medicare reimbursement payment system, Medicare pays a daily rate to cover the costs for providing services included in the patient care plan. Medicare makes daily payments based on 1 of 4 levels of hospice care. All hospice care and services offered to patients and their families must follow an individualized written plan of care that meets the patient’s needs.

●

Pharmacy Operations. At December 31, 2023, we operated four regional pharmacy locations (two locations in Tennessee and one location each in South Carolina and Missouri). These pharmacies primarily service our patients that are in an inpatient setting using a central location to deliver pharmaceutical supplies. Our regional pharmacies bill Medicare Part D Prescription Drug Plans (PDPs) electronically and directly for inpatients who have selected a PDP.

●

Institutional Special Needs Plan (“I-SNP”).  Our I-SNP, which is called NHC Advantage, is a managed care insurance company that restricts enrollment to Medicare Advantage eligible individuals who, for 90 days or longer, have had or are expected to need the level of services provided in a skilled nursing facility. We believe the I-SNP benefits our patients by providing nurse practitioners and care-coordination teams that continue to enhance the patient-centered experience and our quality of patient care. The I-SNP receives a per member, per month premium from Medicare which covers the members same health care benefits as original Medicare, as well as additional benefits including preventive screenings and routine vision coverage. At December 31, 2023, the I-SNP operated in the states of Tennessee, Missouri, and South Carolina with approximately 1,200 members enrolled in the plan.

Other Revenues. We generate revenues from management, accounting and financial services to third party operators of healthcare facilities, from insurance services to our managed healthcare facilities, and from rental income. In fiscal 2023, 4.7% of our net operating revenues were derived from such sources. The significant sources of our other revenues are described as follows:

●

Management, Accounting and Financial Services. We provide management services to skilled nursing facilities, assisted living facilities and independent living facilities operated by third party operators. We typically charge 6% of the managed centers’ net operating revenues as a fee for these services. Additionally, we provide accounting and financial services to other healthcare operators. As of December 31, 2023, we perform management services for eleven healthcare facilities and accounting and financial services for 16 healthcare facilities.

●

Insurance Services. NHC owns a Tennessee domiciled insurance company that provides workers’ compensation coverage to substantially all of NHC's owned, leased and managed healthcare facilities. A second wholly owned insurance subsidiary is licensed in the Cayman Islands and provides general and professional liability coverage in substantially all of NHC’s owned, leased and managed healthcare facilities.

●	Rental Income. The healthcare properties currently owned and leased to third party operators include nine skilled nursing facilities and one assisted living communities.

Government Stimulus Income. We received government stimulus funds as part of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES ACT"). The CARES Act provided $2.2 trillion of economy-wide financial stimulus in the form of financial aid to individuals, businesses, nonprofits, states and municipalities. The CARES Act appropriated $178 billion to the Public Health and Social Services Emergency Fund, which is referred to as the Provider Relief Fund ("PRF"). The Company recorded $0, $11,457,000 and $63,360,000 of government stimulus income from the PRF for the years ended December 31, 2023, 2022, and 2021, respectively.

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

In July 2022, CMS launched its enhanced Five-Star Quality Rating System which integrates weekend staffing rates for nurses and information on annual turnover among nurses and administrators. The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of December 31, 2023:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	68
Number of 4 and 5-star rated skilled nursing facilities	40
Percentage of 4 and 5-star rated skilled nursing facilities	59%	36%
Average rating for all skilled nursing facilities, end of period	3.6	2.9

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

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Year Ended December 31,
Source	2023	2022	2021
Medicare	34%	37%	36%
Managed Care	10%	10%	11%
Medicaid	30%	28%	29%
Private Pay and Other	26%	25%	24%
Total	100%	100%	100%

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

We contract with managed care organizations ("MCO's") and insurance carriers for the provision of healthcare services by our owned, leased and managed healthcare facilities.

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

From time to time, we, like others in the health care industry, may receive notices from federal and state regulatory agencies alleging that we failed to comply with applicable standards. These notices may require us to take corrective action and may impose civil money penalties and/or other operating restrictions. If our healthcare operations fail to comply with these directives or otherwise fail to comply substantially with licensure and certification laws, rules and regulations, we could lose our certification as a Medicare and Medicaid provider and/or lose our licenses.

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

A significant goal of the federal health care system is to transform the delivery of health care by holding providers accountable for the cost and quality of care provided. Medicare and many commercial third-party payors are implementing Accountable Care Organization ("ACO") models in which groups of providers share in the benefit and risk of providing care to an assigned group of individuals. Other reimbursement methodology reforms in which we are participating or expect to participate in include value–based purchasing, in which a portion of provider reimbursement is redistributed based on relative performance on designated economic, clinical quality, and patient satisfaction metrics. Also, CMS is implementing programs to bundle acute care and post–acute care reimbursement to hold providers accountable for costs across a broader continuum of care. These reimbursement methodologies and similar programs are likely to continue and expand, both in public and commercial health plans. Providers who respond successfully to these trends and can deliver quality care at lower costs are likely to benefit financially.

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

During the fiscal years presented, we received payments from Medicare and, if participating, from Medicaid. We record as receivables the amounts we ultimately expect to receive under the Medicare and Medicaid programs and record into profit or loss any differences in amounts received at the time of interim or final settlements. There have not been any adjustments that have had a material adverse effect on the Company within the last three years.

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

In July 2023, CMS released its final rule outlining fiscal year 2024 Medicare payment rates and policy changes for skilled nursing facilities, which began on October 1, 2023. The fiscal year 2024 rule equates to a net increase of 4.0%, or approximately $1.4 billion, in Medicare Part A payments to SNFs in fiscal year 2024 compared to 2023 levels. The rule includes a 3.0% market basket rate increase, a 3.6% market basket forecast error adjustment, less a 0.2% productivity adjustment, as well as a negative 2.3%, or approximately $789 million, decrease in 2024 SNF Payment Prospective Systems rates as a result of the second phase of the Patient Driven Payment Model parity adjustment recalibration.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES” Act) and other subsequent Congressional actions temporarily suspended Medicare sequestration beginning May 1, 2020 through March 31, 2022. The Medicare sequestration policy reduces fee-for-service Medicare payments by 2 percent. Effective April 1, 2022, sequestration was reinstated but only 1% was reduced from Medicare payments from April 1, 2022 through June 30, 2022.  Beginning July 1, 2022, sequestration was increased back to the 2% reduction of Medicare payments for the remainder of 2022. The CARES Act extended the sequestration policy through 2030 in exchange for the temporary suspension.

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

In November 2023, CMS released its final rule outlining fiscal year 2024 Medicare payment rates. CMS projects payments to home health agencies in fiscal year 2024 will increase in aggregate by 0.8%, or $140 million. The increase is the result of a 3.3% market basket update, reduced by a 0.3% productivity adjustment. The increase is offset by a behavioral adjustment that will cut payments by a net 2.6%. The behavioral adjustment was designed to achieve budget-neutral implementation of the PDPM. Finally, CMS also adjusted the fixed-dollar loss ratio for outlier payments, which will increase payments by 0.4%.

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

We have also received from many of the states in which we operate a supplemental Medicaid payment to help mitigate the inflationary labor and medical supplies costs resulting from the pandemic. For the years ended December 31, 2023, 2022 and 2021, we have recorded $20,214,000, $19,442,000 and $20,482,000, respectively, due to these supplemental Medicaid payments. We have recorded these payments in net patient revenues in our consolidated statements of operations.

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

Human Capital

Employees

As of December 31, 2023, we had 13,123 full-time and part-time employees (“partners”) through our Administrative Services Contractor (National Health Corporation). None of our partners were represented by a collective bargaining agreement. We believe relations with our partners are good. Our partners are guided by NHC’s Code of Conduct, and they take pride in their work. The Company’s partners appreciate different perspectives and embrace the opportunity to work with those of diverse backgrounds.

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

We also conduct an "Administrator in Training" course, which is 24 months in duration, for the professional training of skilled nursing facility administrators. Presently, we have six (four male and two female) full–time individuals in this program. All six of our regional vice presidents and 52 of our 68 health care center administrators are graduates of this program.

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

Risks Relating to Our Operations

COVID-19 and other pandemics, epidemics, or outbreaks of a contagious illness may adversely affect our operating results, cash flows and financial condition. The COVID-19 pandemic had a negative impact on our business and results of operations. COVID-19 and other pandemics, epidemics, or outbreaks of a contagious illness, and similar events, may cause harm to us, our partners (employees), our patients, our vendors and supply chain partners, and financial institutions, which could have a material adverse effect on our results of operations, financial condition and cash flows. The impacts may include, but would not be limited to:

●	Disruption to operations due to the unavailability of partners due to illness, quarantines, risk of illness, travel restrictions or factors that limit our existing or potential workforce.
●

Increased costs and staffing requirements related to additional CDC protocols, federal and state workforce protection and related isolation procedures, including obligations to test patients and staff.

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

The further spread of COVID-19, and the measures taken by federal and state governments and local health authorities intended to limit the spread of the virus, could impact the resources required to carry out our business as usual and may have a material adverse effect on our results of operations, financial condition and cash flows. The extent to which the COVID-19 pandemic will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the ongoing geographic spread of the virus, the timing, availability and effectiveness of medical treatments and vaccines (including additional doses of vaccines), the impact of any mutations of the virus, and the type, duration and efficacy of actions that may be taken by various governmental authorities to contain the virus or treat its impact, among others. Any of these developments, individually or in aggregate, could materially impact our business and our financial results and condition.

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

Upkeep of healthcare properties is capital intensive, requiring us to continually direct financial resources to the maintenance and enhancement of our physical plant and equipment. As of December 31, 2023, we leased or owned 60 skilled nursing facilities, 24 assisted living facilities, 3 behavioral health hospitals, and four independent living facilities. Our ability to maintain and enhance our physical plant and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit a substantial portion of our free cash flow to continued investment in our physical plant and equipment. Certain of our competitors may operate centers that are not as old as our centers, or may appear more modernized than our centers, and therefore may be more attractive to prospective customers. In addition, the cost to replace our existing centers through acquisition or construction is substantially higher than the carrying value of our centers. We are undertaking a process to allocate more aggressive capital spending within our owned and leased facilities in an effort to address issues that arise in connection with an aging physical plant.

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

Risks Related to Government Regulation

We conduct business in a heavily regulated industry, and changes in, or violations of regulations may result in increased costs or sanctions that reduce our revenue and profitability. In the ordinary course of our business, we are regularly subject to inquiries, investigations and audits by federal and state agencies to determine whether we are in compliance with regulations governing the operation of, and reimbursement for, skilled nursing facilities and nursing homes, assisted living and independent living facilities, hospice, home health agencies, behavioral health hospitals, and our other operating areas. These regulations include those relating to licensure, certification and enrollment with government programs, conduct of operations, ownership of facilities, construction of new and additions to existing facilities, allowable costs, adequacy and quality of services, qualifications and training of personnel, communications with patients and consumers, billing and coding for services, adequacy and manner of documentation for services provided, minimum direct care spending ratios, services and prices for services, and pharmaceuticals and controlled substances. Various laws, including federal and state anti–kickback and anti–fraud statutes, prohibit certain business practices and relationships that might affect the provision and cost of health care services reimbursable under federal and/or state health care programs such as Medicare and Medicaid, including the payment or receipt of remuneration for the referral of patients whose care will be paid by federal governmental programs or fee-splitting arrangements between health care providers that are designed to induce the referral of patients to a provider for medical products and services. Furthermore, many states prohibit business corporations from providing or holding themselves out as a provider of medical care.

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

We face uncertainty related to the COVID-19 public health emergency's ("PHE") expiration and wind-down, which could have a material adverse affect on our business, financial condition, results of operations and cash flows. The extent to which the COVID-19 PHE's termination will affect our operations will depend on future developments, which are highly uncertain and cannot be predicted. There remains uncertainty as to what changes will be made to the Health and Human Service’s emergency response requirements for our skilled nursing facilities and senior living facilities in order to better respond to the issues experienced during the COVID-19 PHE. To the extent COVID-19 is endemic in nature, we may face continued challenges from ongoing infection control and emergency preparedness requirements made part of state laws or regulations. Additionally, the long-term effects of the COVID-19 pandemic may include long-term decline in demand for care in skilled nursing facilities and senior living facilities.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

The Company’s Board of Directors takes seriously both the responsibility to guard against cybersecurity threats and its compliance with the SEC Cybersecurity regulations adopted on July 26, 2023. The Board of Directors receives an annual cybersecurity update from the Chief Information Officer (CIO) and Chief Information Security Officer (CISO) at every November Board meeting and, accordingly, received its customary detailed briefing from the CIO and CISO at its November 2, 2023 meeting. The Board also received an extensive separate briefing this year on cybersecurity threats and regulations presented by the CIO and outside expert consultants at its August 3, 2023 meeting.

The CIO reports relevant information regarding cybersecurity threats and risks to the Certification Committee, which is chaired by the Chairman of the Audit Committee. The Chairman of the Audit Committee will then elevate any matters of significance, as warranted, to the full Audit Committee. The Audit Committee can then further elevate matters to the full Board of Directors, as necessary or required.

The Company has adopted processes to identify, assess, and manage material risks from cybersecurity threats. It has also adopted processes to evaluate material effects, or reasonably likely material effects, of risks from cybersecurity threats and previous cybersecurity incidents. The Company has adopted processes to assess and evaluate the necessity of any material disclosures required on Form 8-K.

The Company’s CIO has more than 40 years of experience in information technology and cyber matters in healthcare. The Company’s CISO has 26 years in cybersecurity matters and has served as the Company’s CISO for 6 years. The Company has an Incident Response Planning Committee who will meet, as necessary, to address, identify, and manage any material cybersecurity threats. The Company also has a crisis team consisting of the Compliance Officer, General Counsel, Chief Financial Officer, Human Resources Officer, Facilities Management Administrator, and the Network Systems Administrator, which will be engaged if an event poses a significant risk to the Company.

The Company and the Board of Directors are committed to remaining updated on evolving cybersecurity regulations and best practices, as well as the development and amendment of processes to meet these changing demands.

ITEM 2.	PROPERTIES

Skilled Nursing Facilities
State	City	Center Name	Affiliation	Licensed Beds
Alabama	Anniston	NHC HealthCare, Anniston	Leased(1)	151
	Moulton	NHC HealthCare, Moulton	Leased(1)	136

Georgia	Fort Oglethorpe	NHC HealthCare, Fort Oglethorpe	Owned	135
	Rossville	NHC HealthCare, Rossville	Owned	112

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	194

Missouri	Desloge	NHC HealthCare, Desloge	Leased(1)	120
	Independence	The Villages of Jackson Creek	Leased	120
	Independence	The Villages of Jackson Creek Memory Care	Leased	70
	Joplin	NHC HealthCare, Joplin	Leased(1)	126
	Kennett	NHC HealthCare, Kennett	Leased(1)	170
	Macon	Macon Health Care Center	Owned	120
	Osage Beach	Osage Beach Rehabilitation and Health Care Center	Owned	94
	St. Charles	NHC HealthCare, St. Charles	Leased(1)	120
	St. Louis	NHC HealthCare, Maryland Heights	Leased(1)	220
	St. Peters	Villages of St. Peters	Leased	130
	Springfield	Springfield Rehabilitation and Health Care Center	Leased	146
	West Plains	NHC HealthCare, West Plains	Owned	114

South Carolina	Anderson	NHC HealthCare, Anderson	Leased(1)	290
	Bluffton	NHC HealthCare, Bluffton	Owned	120
	Charleston	NHC HealthCare, Charleston	Owned	132
	Clinton	NHC HealthCare, Clinton	Owned	131
	Columbia	NHC HealthCare, Parklane	Owned	180
	Greenwood	NHC HealthCare, Greenwood	Leased(1)	152
	Greenville	NHC HealthCare, Greenville	Owned	176
	Laurens	NHC HealthCare, Laurens	Leased(1)	176
	Lexington	NHC HealthCare, Lexington	Owned	170
	Mauldin	NHC HealthCare, Mauldin	Owned	180
	Murrells Inlet	NHC HealthCare, Garden City	Owned	148
	North Augusta	NHC HealthCare, North Augusta	Owned	192
	Sumter	NHC HealthCare, Sumter	Managed	138

Tennessee	Athens	NHC HealthCare, Athens	Leased(1)	86
	Chattanooga	NHC HealthCare, Chattanooga	Leased(1)	200
	Columbia	NHC HealthCare, Columbia	Owned	106
	Columbia	NHC-Maury Regional Transitional Care Center	Owned	112
	Cookeville	NHC HealthCare, Cookeville	Managed	104
	Dickson	NHC HealthCare, Dickson	Leased(1)	191
	Dunlap	NHC HealthCare, Sequatchie	Leased(1)	110
	Farragut	NHC HealthCare, Farragut	Owned	106
	Franklin	NHC Place, Cool Springs	Owned	180
	Franklin	NHC HealthCare, Franklin	Leased(1)	80
	Gallatin	NHC Place, Sumner	Owned	92
	Hendersonville	NHC HealthCare, Hendersonville	Leased(1)	122
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	167
	Kingsport	NHC HealthCare, Kingsport	Owned	90
	Knoxville	NHC HealthCare, Fort Sanders	Owned	166
	Knoxville	Holston Health & Rehabilitation Center	Owned	94
	Knoxville	NHC HealthCare, Knoxville	Owned	127
	Lawrenceburg	NHC HealthCare, Lawrenceburg	Managed	96
	Lawrenceburg	NHC HealthCare, Scott	Leased(1)	60
	Lewisburg	NHC HealthCare, Lewisburg	Leased(1)	100
	Lewisburg	NHC HealthCare, Oakwood	Leased(1)	60
	McMinnville	NHC HealthCare, McMinnville	Leased(1)	115
	Milan	NHC HealthCare, Milan	Leased(1)	117
	Murfreesboro	AdamsPlace	Owned	90
	Murfreesboro	NHC HealthCare, Murfreesboro	Managed	181
	Nashville	Lakeshore, Heartland	Owned	66
	Nashville	Lakeshore, The Meadows	Managed	113
	Nashville	The Health Center of Richland Place	Managed	107
	Nashville	NHC Place at The Trace	Owned	90
	Nashville	West Meade Place	Managed	120
	Oak Ridge	NHC HealthCare, Oak Ridge	Managed	120
	Pulaski	NHC HealthCare, Pulaski	Leased(1)	102
	Smithville	NHC HealthCare, Smithville	Leased(1)	114
	Somerville	NHC HealthCare, Somerville	Leased(1)	72
	Sparta	NHC HealthCare, Sparta	Leased(1)	96
	Springfield	NHC HealthCare, Springfield	Owned	107
	Tullahoma	NHC HealthCare, Tullahoma	Owned	90

Virginia	Bristol	NHC HealthCare, Bristol	Leased(1)	120

Behavioral Health Hospitals
State	City	Center Name	Affiliation	Licensed Beds
Missouri	Maryland Heights	Maryland Heights Center for Behavioral Health	Owned	16
	Osage Beach	Osage Beach Center for Cognitive Disorders	Owned	16

Tennessee	Knoxville	Knoxville Center for Behavioral Medicine	Owned(2)	64

Assisted Living Units

State	City	Center Name	Affiliation	Units
Alabama	Anniston	NHC Place/Anniston	Owned	67

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	12

Florida	Merritt Island	Sodalis Senior Living Merritt Island	Owned	95
	Stuart	Sodalis Senior Living Stuart	Owned	96
	Vero Beach	Sodalis Senior Living Vero Beach	Owned	129

Missouri	St. Charles	Lake St. Charles Retirement Center	Leased(1)	26
	Independence	The Villages of Jackson Creek	Leased	52
	St. Peters	Villages of St. Peters	Leased	52
	St. Peters	Villages of St. Peters Memory Care	Owned	60

South Carolina	Bluffton	The Palmettos of Bluffton	Owned	78
	Charleston	The Palmettos of Charleston	Owned	60
	Columbia	The Palmettos of Parklane	Owned	75
	Greenville	The Palmettos of Mauldin	Owned	45
	Murrells Inlet	The Palmettos of Garden City	Owned	80

Tennessee	Dickson	NHC HealthCare, Dickson	Leased(1)	20
	Farragut	NHC Place, Farragut	Owned	84
	Farragut	NHC Place, Cavette Hill	Owned	60
	Franklin	NHC Place, Cool Springs	Owned	89
	Gallatin	NHC Place, Sumner	Owned	80
	Murfreesboro	AdamsPlace	Owned	106
	Nashville	Lakeshore Heartland	Owned	9
	Nashville	Lakeshore, The Meadows	Managed	10
	Nashville	Richland Place	Managed	24
	Nashville	The Place at the Trace	Owned	80
	Smithville	NHC HealthCare, Smithville	Leased(1)	6
	Somerville	NHC HealthCare, Somerville	Leased(1)	6

Retirement Apartments

State	City	Retirement Apartments	Affiliation	Units
Missouri	St. Charles	Lake St. Charles Retirement Apts.	Leased(1)	152

Tennessee	Chattanooga	Parkwood Retirement Apartments	Leased(1)	30
	Johnson City	Colonial Hill Retirement Apartments	Leased(1)	63
	Murfreesboro	AdamsPlace	Owned	93
	Nashville	Richland Place Retirement Apts.	Managed	137

Homecare Agencies

State	City	Homecare Agencies
Florida	Chipley	NHC HomeCare of Chipley
	Crawfordville	NHC HomeCare of Crawfordville
	Merritt Island	NHC HomeCare of Merritt Island
	Panama City	NHC HomeCare of Panama City
	Port St. Joe	NHC HomeCare of Port St. Joe
	Quincy	NHC HomeCare of Quincy
	Tallahassee	NHC HomeCare of Tallahassee
	Vero Beach	NHC HomeCare of Vero Beach

South Carolina	Aiken	NHC HomeCare of Aiken
	Anderson	NHC HomeCare of Anderson
	Greenville	NHC HomeCare of Greenville
	Greenwood	NHC HomeCare of Greenwood
	Laurens	NHC HomeCare of Laurens
	Murrells Inlet	NHC HomeCare of Murrells Inlet
	Summerville	NHC HomeCare of Low Country
	West Columbia	NHC HomeCare of Midlands

Tennessee	Athens	NHC HomeCare of Athens
	Chattanooga	NHC HomeCare of Chattanooga
	Columbia	NHC HomeCare of Columbia
	Cookeville	NHC HomeCare of Cookeville
	Dickson	NHC HomeCare of Dickson
	Franklin	NHC HomeCare of Franklin
	Hendersonville	NHC HomeCare of Hendersonville
	Johnson City	NHC HomeCare of Johnson City
	Knoxville	NHC HomeCare of Knoxville
	Lawrenceburg	NHC HomeCare of Lawrenceburg
	Lewisburg	NHC HomeCare of Lewisburg
	McMinnville	NHC HomeCare of McMinnville
	Milan	NHC HomeCare of Milan
	Murfreesboro	NHC HomeCare of Murfreesboro
	Nashville	Ascension at Home St. Thomas(3)
	Pulaski	NHC HomeCare of Pulaski
	Somerville	NHC HomeCare of Somerville
	Sparta	NHC HomeCare of Sparta
	Springfield	NHC HomeCare of Springfield

Hospice Agencies

State	City	Hospice Agencies
Georgia	Rossville	Caris Healthcare – Rossville

Missouri	St. Louis	Caris Healthcare – St. Louis

South Carolina	Anderson	Caris Healthcare – Anderson
	Bluffton	Caris Healthcare – Bluffton
	Charleston	Caris Healthcare – Charleston
	Columbia	Caris Healthcare – Columbia
	Greenville	Caris Healthcare – Greenville
	Greenwood	Caris Healthcare – Greenwood
	Myrtle Beach	Caris Healthcare – Myrtle Beach
	Sumter	Caris Healthcare – Sumter

Tennessee	Athens	Caris Healthcare – Athens
	Chattanooga	Caris Healthcare – Chattanooga
	Columbia	Caris Healthcare – Columbia
	Cookeville	Caris Healthcare – Cookeville
	Crossville	Caris Healthcare – Crossville
	Dickson	Caris Healthcare – Dickson
	Greeneville	Caris Healthcare – Greeneville
	Johnson City	Caris Healthcare – Johnson City
	Knoxville	Caris Healthcare – Knoxville
	Lenoir City	Caris Healthcare – Lenoir City
	Milan	Caris Healthcare – Milan
	Murfreesboro	Caris Healthcare – Murfreesboro
	Nashville	Caris Healthcare – Nashville
	Sevierville	Caris Healthcare – Sevierville
	Somerville	Caris Healthcare – Somerville
	Springfield	Caris Healthcare – Springfield
	Tullahoma	Caris Healthcare – Tullahoma

Virginia	Big Stone Gap	Caris Healthcare – Big Stone Gap
	Bristol	Caris Healthcare – Bristol
	Cedar Bluff	Caris Healthcare – Cedar Bluff

Healthcare Facilities Leased to Others

The following table includes certain information regarding healthcare facilities which are owned by us and leased to others:

Name of Facility	Location	No. of Beds
Skilled Nursing Facilities
Solaris HealthCare North Naples	Naples, FL	60
Solaris HealthCare Coconut Creek	Coconut Creek, FL	120
Solaris HealthCare Daytona	Daytona Beach, FL	73
Solaris HealthCare Imperial	Naples, FL	113
Solaris HealthCare Windermere	Orlando, FL	120
Solaris HealthCare Charlotte Harbor	Port Charlotte, FL	180
The Health Center at Standifer Place	Chattanooga, TN	444
Solaris HealthCare Lake City	Lake City, FL	120
Solaris HealthCare Pensacola	Pensacola, FL	180

Assisted Living		No. of Units
Standifer Place Assisted Living	Chattanooga, TN	74

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

General Litigation

Qui Tam Litigation

United States of America, ex rel. Jennifer Cook and Sally Gaither v. Integrated Behavioral Health, Inc., NHC HealthCare/Moulton, LLC, et al., Case No. 2:20-CV-00877-AMM (N.D. Ala.)  This is a qui tam case originally filed under seal on June 22, 2020. The United States declined intervention on March 1, 2021. Thereafter, the Plaintiffs filed an amended Complaint against Dr. Sanja Malhotra, Integrated Behavioral Health, Inc. and other entities that Dr. Malhotra was alleged to own or in which he allegedly had a financial interest. The Complaint also named multiple skilled nursing facilities as Defendants, including NHC Healthcare/Moulton, LLC, an affiliate of National HealthCare Corporation. The Complaint alleged that nurse practitioners affiliated with Dr. Malhotra provided free services to the facilities in exchange for referrals to entities owned by or in which Dr. Malhotra had a financial interest in violation of the False Claims Act and Anti-Kickback Statute. NHC Healthcare/Moulton, LLC denied the allegations and filed a motion to dismiss on November 4, 2021. On January 28, 2022, the district court stayed this matter and administratively terminated the motion to dismiss pending the U.S. Supreme Court's review of a petition for certiorari filed in an unrelated matter but involving one of the legal arguments raised in the motion to dismiss. Thereafter, the U.S. Supreme Court denied the petition for certiorari in the unrelated matter. As a result, NHC Healthcare/Moulton, LLC renewed its motion to dismiss. The District Court granted NHC Healthcare/Moulton’s Motion to Dismiss, along with other pending Motions to Dismiss, and entered an Order of Dismissal on March 23, 2023 and an Amended Order of Dismissal on April 4, 2023, which dismissed the case in its entirety with prejudice with respect to the claims asserted by the Plaintiffs. The Plaintiffs filed a Notice of Appeal on April 20, 2023 to appeal the dismissal to the United States Court of Appeals for the Eleventh Circuit. On December 21, 2023, the Eleventh Circuit entered an Order affirming the District Court’s dismissal of the claims. The Plaintiffs have 90 days from the entry of the dismissal Order to file a Petition for a Writ of Certiorari with the United States Supreme Court requesting a review; otherwise, the Order affirming dismissal issued by the Eleventh Circuit will be final.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed and traded on the NYSE-American exchange under the symbol “NHC.” On December 31, 2023, NHC had approximately 13,250 stockholders, comprised of approximately 1,950 stockholders of record and an additional 11,300 stockholders indicated by security position listings.

Dividend Policy

We do not have a formal dividend policy, but we currently intend to continue to pay regular quarterly dividends to the holders of our common stock. The Company has paid a common dividend since 2004, although there can be no assurances that our quarterly dividends will be declared, paid or increased in the future.

Stock Repurchase Programs

In 2023, the Company purchased 44,349 shares of its common stock for a total cost of $2,482,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	588,534	$61.30	1,751,461
Equity compensation plans not approved by security holders	–	–	–
Total	588,534	$61.30	1,751,461

The following graph and chart compare the cumulative total stockholder return for the period from January 1, 2019 through December 31, 2023 on an investment of $100 in (i) NHC’s common stock, (ii) the Standard & Poor’s 500 Stock Index ("S&P 500 Index") and (iii) the Standard & Poor’s Health Care Index ("S&P Health Care Index"). Cumulative total stockholder return assumes the reinvestment of all dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.

Comparison of Cumulative Total Return

$220
$200
$180
$160
$140
$120
$100
$80

		2019	2020	2021	2022	2023
NHC	$100	$113	$89	$94	$85	$138
S & P 500	$100	$131	$156	$200	$164	$207
S & P Health Care Index	$100	$121	$137	$173	$170	$173

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

National HealthCare Corporation, which we also refer to as NHC or the Company, is a leading provider of post–acute care and senior health care services. At December 31, 2023, we operate or manage 68 skilled nursing facilities with 8,732 1icensed beds, 26 assisted living facilities with 1,501 units, five independent living facilities, three behavioral health hospitals, 35 homecare agencies, and 30 hospice agencies located in 8 states. In addition, we provide management services, accounting and financial services, and insurance services to third party operators of healthcare properties. We also own the real estate of 10 healthcare properties and lease these properties to third party operators.

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

The Provider Relief Fund grants come with terms and condition certifications in which all providers are required to submit documents to ensure the funds are used for healthcare-related expenses or lost revenue attributable to COVID-19. The Company recorded $0, $11,457,000 and $63,360,000 of government stimulus income from the Provider Relief Funds for the years ended December 31, 2023, 2022 and 2021, respectively.  The grant income was determined on a systemic basis in line with the recognition of specific expenses and lost revenues for which the grants are intended to compensate. The Company’s assessment of whether the terms and conditions for amounts received have been met for income recognition and the Company’s related income calculation considered all frequently asked questions and other interpretive guidance issued to date by HHS.

Executive Summary

Earnings

To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues. During certain inflationary times, our net patient revenues and government reimbursement may not keep pace with inflationary increases in our expenses, which may cause net earnings to decline.

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census (based on operational beds) in owned and leased skilled nursing facilities for 2023 was 87.9% compared to 83.8% in 2022 and 80.6% in 2021.

The pandemic caused an increased strain on America's healthcare workforce, which has created the challenge of maintaining desirable patient census levels. Management has undertaken a number of steps in order to best position our current and future operations. This includes working internally to examine and improve systems to be most responsive to referral sources and payors, as well as find creative initiatives to retain and attract qualified healthcare professionals. Additionally, NHC is in various stages of partnerships with hospital systems, payors, and other post–acute alliances to better position ourselves so we are an active participant in the delivery of post-acute healthcare services.

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

In July 2022, CMS launched its enhanced Five-Star Quality Rating System which integrates weekend staffing rates for nurses and information on annual turnover among nurses and administrators. The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of December 31, 2023:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	68
Number of 4 and 5-star rated skilled nursing facilities	40
Percentage of 4 and 5-star rated skilled nursing facilities	59%	36%
Average rating for all skilled nursing facilities, end of period	3.6	2.9

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

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $103,259,000 and $102,469,000 at December 31, 2023 and 2022, respectively, and are a primary area of management focus. We have set aside restricted cash and restricted marketable securities to fund our professional liability and workers’ compensation reserves.

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

The Company’s CODM evaluates performance and allocates capital resources to each segment based on an operating model that is designed to improve the quality of patient care and profitability of the Company, while enhancing long-term shareholder value. The CODM does not review assets by segment in his resource allocation and therefore, assets by segment are not disclosed below.

The following tables set forth the Company’s consolidated statements of operations by business segment (in thousands):

	Year Ended December 31, 2023
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$956,077	$131,537	$–	$1,087,614
Other revenues	1,141	–	52,789	53,930
Net operating revenues	957,218	131,537	52,789	1,141,544

Costs and Expenses:
Salaries, wages and benefits	589,279	80,610	42,455	712,344
Other operating	254,559	23,529	10,095	288,183
Facility rent	33,787	2,172	5,566	41,525
Depreciation and amortization	38,172	786	3,076	42,034
Interest	324	–	–	324
Total costs and expenses	916,121	107,097	61,192	1,084,410

Income (loss) before non-operating income	41,097	24,440	(8,043)	57,134
Non-operating income	–	–	16,660	16,660
Unrealized gains on marketable equity securities	–	–	14,944	14,944

Income before income taxes	$41,097	$24,440	$23,201	$88,738

	Year Ended December 31, 2022
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$900,231	$128,854	$–	$1,029,085
Other revenues	136	–	45,060	45,196
Government stimulus income	11,457	–	–	11,457
Net operating revenues and grant income	911,824	128,854	45,060	1,085,738

Costs and Expenses:
Salaries, wages and benefits	580,707	77,688	27,774	686,169
Other operating	251,355	26,319	11,698	289,372
Facility rent	32,956	2,327	5,694	40,977
Depreciation and amortization	36,522	691	3,276	40,489
Interest	563	–	–	563
Recovery of assets	–	–	(3,728)	(3,728)
Total costs and expenses	902,103	107,025	44,714	1,053,842

Income before non-operating income	9,721	21,829	346	31,896
Non-operating income	–	–	11,141	11,141
Unrealized losses on marketable equity securities	–	–	(15,806)	(15,806)

Income (loss) before income taxes	$9,721	$21,829	$(4,319)	$27,231

	Year Ended December 31, 2021
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$868,687	$96,855	$–	$965,542
Other revenues	386	–	45,014	45,400
Government stimulus income	63,360	–	–	63,360
Net operating revenues and grant income	932,433	96,855	45,014	1,074,302

Costs and Expenses:
Salaries, wages and benefits	557,604	59,226	49,233	666,063
Other operating	238,354	16,053	12,347	266,754
Facility rent	32,819	2,064	5,935	40,818
Depreciation and amortization	36,890	443	3,339	40,672
Interest	845	–	–	845
Impairment of assets	4,497	–	3,728	8,225
Total costs and expenses	871,009	77,786	74,582	1,023,377

Income (loss) before non-operating income	61,424	19,069	(29,568)	50,925
Non-operating income	–	–	17,774	17,774
Gain on acquisition of equity method investment	–	–	95,202	95,202
Unrealized losses on marketable equity securities	–	–	(13,863)	(13,863)

Income before income taxes	$61,424	$19,069	$69,545	$150,038

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

Specifically, the Company believes the presentation of non-GAAP financial information should exclude the following items: the unrealized gains or losses on our marketable equity securities, operating results for start-up healthcare operations not at full capacity, any gains on the acquisition of equity method investments, gains on the sale of property and equipment, stock-based compensation expense, and impairments or recoveries of long-lived assets and notes receivable.

The operating results for the start-up operations not at full capacity include the following: for the year ended December 31, 2023, included are operations that began from 2021 to 2023, which is two behavioral health hospitals, two homecare agencies, and two hospice agencies. For the year ended December 31, 2022, included are facilities that began operations from 2020 to 2022, which is two behavioral health hospitals, one hospice agency, and one homecare agency. For the year ended December 31, 2021, included are facilities that began operations from 2019 to 2021, which is two behavioral health hospitals and one memory care facility.

The table below provides reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Net income attributable to National HealthCare Corporation	$66,798	$22,445	$138,590
Non-GAAP adjustments:
Unrealized (gains) losses on marketable equity securities	(14,944)	15,806	13,863
Gain on sale of property and equipment	(6,230)	–	–
Gain on acquisition of equity method investment	–	–	(95,202)
Stock-based compensation expense	2,782	2,612	2,620
Operating results for newly-opened operations not at full capacity	2,359	5,416	922
Impairment (recovery) of assets	–	(3,728)	8,225
Income tax expense (benefit) on non-GAAP adjustments	4,169	(5,228)	(6,373)
Non-GAAP Net Income	$54,934	$37,323	$62,645

GAAP diluted earnings per share	$4.34	$1.45	$8.99
Non-GAAP adjustments:
Unrealized (gains) losses on marketable equity securities	(0.72)	0.76	0.67
Gain on sale of property and equipment	(0.30)	–	–
Gain on acquisition of equity method investment	–	–	(6.16)
Stock-based compensation expense	0.13	0.13	0.13
Operating results for newly-opened operations not at full capacity	0.10	0.26	0.04
Impairment (recovery) of assets	–	(0.18)	0.39
Non-GAAP diluted earnings per share	$3.55	$2.42	$4.06

Results of Operations

The following table and discussion set forth items from the consolidated statements of operations as a percentage of net operating revenues and grant income for the years ended December 31, 2023, 2022 and 2021.

Percentage of Net Operating Revenues

	Year Ended December 31,
	2023	2022	2021
Revenues:
Net patient revenues	95.3%	94.8%	89.9%
Other revenues	4.7	4.2	4.2
Government stimulus income	–	1.0	5.9
Net operating revenues and grant income	100.0	100.0	100.0
Costs and Expenses:
Salaries, wages and benefits	62.4	63.2	62.0
Other operating	25.2	26.6	24.8
Facility rent	3.6	3.8	3.8
Depreciation and amortization	3.7	3.7	3.8
Interest	0.1	0.1	0.1
Impairment (recovery) of assets	–	(0.3)	0.8
Total costs and expenses	95.0	97.1	95.3
Income from operations	5.0	2.9	4.7
Non–operating income	1.5	1.0	1.7
Gain on acquisition of equity method investment	–	–	8.8
Unrealized gains (losses) on marketable equity securities	1.3	(1.4)	(1.3)
Income before income taxes	7.8	2.5	13.9
Income tax provision	(2.1)	(0.7)	(1.0)
Net income	5.7	1.8	12.9
Net loss attributable to noncontrolling interest	0.2	0.3	0.0
Net income attributable to common stockholders of NHC	5.9%	2.1%	12.9%

The following table sets forth the increase or (decrease) in certain items from the consolidated statements of operations as compared to the prior period (dollars in thousands).

Period to Period Increase (Decrease)

	2023 vs. 2022		2022 vs. 2021
	Amount	Percent	Amount	Percent
Revenues:
Net patient revenues	$58,529	5.7%	$63,543	6.6%
Other revenues	8,734	19.3	(204)	(0.4)
Government stimulus income	(11,457)	(100.0)	(51,903)	(81.9)
Net operating revenues and grant income	55,806	5.1	11,436	1.1
Costs and Expenses:
Salaries, wages and benefits	26,175	3.8	20,106	3.0
Other operating	(1,189)	(0.4)	22,618	8.5
Facility rent	548	1.3	159	0.4
Depreciation and amortization	1,545	3.8	(183)	(0.4)
Interest	(239)	(42.5)	(282)	(33.4)
Impairment (recovery) of assets	3,728	100.0	(11,953)	(145.3)
Total costs and expenses	30,568	2.9	30,465	3.0
Income from operations	25,238	79.1	(19,029)	(37.4)
Non–operating income	5,519	49.5	(6,633)	(37.3)
Gain on acquisition of equity method investment	–	–	(95,202)	(100.0)
Unrealized gains (losses) on marketable equity securities	30,750	194.5	(1,943)	(14.0)
Income before income taxes	61,507	225.9	(122,807)	(81.9)
Income tax provision	(16,196)	(223.3)	3,697	33.8
Net income	45,311	226.8	(119,110)	(85.6)
Net (income) loss attributable to noncontrolling interest	(958)	(38.8)	2,965	596.6
Net income attributable to common stockholders of NHC	$44,353	197.6%	$(116,145)	(83.8)%

2023 Compared to 2022

Results for the year ended December 31, 2023 compared to 2022 include a 5.1% increase in net operating revenues and grant income. The net operating revenues increase was primarily driven by the continued occupancy increase in our skilled nursing facilities, as well as increases in skilled nursing per diems from some of our governmental payors. Excluding the government stimulus income and the seven skilled nursing facilities in Massachusetts and New Hampshire in which we ceased operations in September 2022, same-facility net operating revenues increased 11.3% as compared to the same period a year ago.

For the year ended December 31, 2023, GAAP net income attributable to NHC was $66,798,000 compared to net income of $22,445,000 for the same period in 2022. Excluding the unrealized gains and losses in our marketable equity securities portfolio and other non-GAAP adjustments, adjusted net income was $54,934,000 for the year ended December 31, 2023 compared to $37,323,000 for the same period a year ago. The increase in non-GAAP earnings for the year ended December 31, 2023 compared to the same period in the prior year was primarily due to the continued occupancy increase in our skilled nursing facilities, skilled nursing per diem increases from some of our government payors, and the continued reduction of nurse agency staffing expense within our operations.

Net operating revenues and grant income

Net patient revenues totaled $1,087,614,000 an increase of $58,529,000, or 5.7%, compared to the prior year. Included in net patient revenues for the years ended December 31, 2023 and 2022, respectively, is $20,214,000 and $19,442,000 of supplemental Medicaid payments that were received to help mitigate the inflationary labor and medical supplies costs caused by the pandemic.

The overall average census in owned and leased skilled nursing facilities for 2023 was 87.9% compared to 83.8% in 2022. The composite skilled nursing facility per diem increased 6.7% in 2023 compared to 2022. Medicare and managed care per diem rates increased 3.3% and 5.9%, respectively, in 2023 compared to 2022. Medicaid and private pay per diem rates increased 9.4% and 5.5%, respectively, in 2023 compared to 2022.

New operations, which include one skilled nursing facility acquired May 1, 2023, three assisted living facilities that we began operating on July 1, 2023, two behavioral health hospitals, two hospice agencies and two homecare agencies, have attributed to an increase of $25,821,000 in net patient revenues for the year ended December 31, 2023 compared to the same period last year. In September 2022, the Company transferred the operations of seven skilled nursing facilities located in Massachusetts and New Hampshire, which resulted in net patient revenues decreasing $48,820,000 for the year ended December 31, 2023 compared to the same period last year.

Other revenues in 2023 were $53,930,000, an increase of $8,734,000, or 19.3%, as further detailed in Note 4 to our consolidated financial statements. In 2023, we contributed land to a newly-formed limited liability company resulting in an equity interest in the new entity. The fair value of the land contributed to the entity was $8,000,000 and the related cost basis in the land was $1,770,000, which resulted in a gain of $6,230,000.

For the years ended December 31, 2023 and 2022, respectively, we recorded $0 and $11,457,000 in government stimulus income related to funds received from the CARES Act Provider Relief Fund.

Total costs and expenses

Total costs and expenses for 2023 increased $30,568,000, or 2.9%, to $1,084,410,000 from $1,053,842,000 in 2022.

Salaries, wages, and benefits increased $26,175,000, or 3.8%, to $712,344,000 from $686,169,000. Salaries, wages, and benefits as a percentage of net operating revenues and grant income was 62.4% compared to 63.2% for the years ended December 31, 2023 and 2022, respectively. We continue to face workforce and labor shortages within all of our operations. The labor and workforce shortages have resulted in us contracting with agency nurse staffing companies. The agency nurse staffing companies charge inflated hourly rates; therefore, we are working diligently to find solutions to reduce and eliminate the agency nurse staffing within our healthcare operations. For the year ended December 31, 2023 our agency nurse staffing expenses decreased $30,682,000, or approximately 44.5%, compared to the same period a year ago.

New operations, which include one skilled nursing facility acquired May 1, 2023, three assisted living facilities that we began operating on July 1, 2023, two behavioral health hospitals, two hospice agencies and two homecare agencies, have attributed to an increase in salaries, wages, and benefits of $13,565,000 for the year ended December 31, 2023 compared to the same period last year. In September 2022, the Company transferred the operations of seven skilled nursing facilities located in Massachusetts and New Hampshire, which resulted in salaries, wages, and benefits decreasing $31,920,000 for the year ended December 31, 2023 compared to the same period last year.

Other operating expenses decreased $1,189,000, or 0.4%, to $288,183,000 for the year ended December 31, 2023 compared to $289,372,000 for the prior year. Other operating expenses as a percentage of net operating revenues and grant income was 25.2% and 26.7% for the years ended December 31, 2023 and 2022, respectively. The ten new operations listed above attributed to an increase in other operating expenses of $9,082,000 for the year ended December 31, 2023 compared to the same period last year. The transfer of the operations of the seven skilled nursing facilities located in Massachusetts and New Hampshire, as noted above, resulted in other operating expenses decreasing $15,025,000 for the year ended December 31, 2023 compared to the prior year. We continue to face inflationary pressures in certain categories within other operating expenses as well, such as food/dietary supplies and drugs/pharmaceutical supplies.

Facility rent expense increased $548,000, or 1.3%, to $41,525,000. Depreciation and amortization increased 3.8% to $42,034,000. Interest expense decreased $239,000 to $324,000 in 2023 from $563,000 in 2022. At December 31, 2023, we have no outstanding long-term debt.

Other income

Non–operating income increased by $5,519,000, or 49.5% to $16,660,000 compared to the prior year, as further detailed in Note 5 to our consolidated financial statements.

We recorded unrealized gains in the amount of $14,944,000 for the increase in fair value of our marketable equity securities portfolio for the year ended December 31, 2023. The marketable equity securities portfolio consists mainly of publicly-traded healthcare REIT’s and other blue-chip public companies held within our insurance companies.

Income taxes

The income tax provision for 2023 is $23,450,000 (an effective income tax rate of 26.4%).

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

Net operating revenues and grant income

Net patient revenues totaled $1,029,085,000, an increase of $63,543,000, or 6.6%, compared to the prior year. Included in net patient revenues for the year ended December 31, 2022 and 2021, respectively, is $19,442,000 and $20,482,000 of supplemental Medicaid payments that were received to help mitigate the incremental costs in fighting the pandemic.

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Year Ended		One Year Change		Year Ended		One Year Change
	12/31/23	12/31/22	$	%	12/31/22	12/31/21	$	%
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	$74,865	$119,743	$(44,878)	(37.5)	$119,743	$158,502	$(38,759)	(24.5)

Cash provided by operating activities	111,216	8,742	102,474	1,172.2	8,742	62,394	(53,652)	(86.0)

Cash used in investing activities	(17,568)	(5,978)	(11,590)	(193.9)	(5,978)	(65,889)	59,911	90.9

Cash used in financing activities	(42,545)	(47,642)	5,097	10.7	(47,642)	(35,264)	(12,378)	(35.1)

Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$125,968	$74,865	$51,103	68.3	$74,865	$119,743	$(44,878)	(37.5)

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2023 was $111,216,000 as compared to $8,742,000 and $62,394,000 for the years ended December 31, 2022 and 2021, respectively. Cash provided by operating activities consisted of net income of $65,288,000 and adjustments for non–cash items of $33,625,000. There was cash provided by working capital in the amount of $17,396,000 for the year ended December 31, 2023 compared to cash used for working capital needs in the amount of $73,697,000 in 2022.

Included in the adjustments for non-cash items are depreciation expense, equity in earnings of unconsolidated investments, unrealized losses on our marketable equity securities, recovery of assets, deferred taxes, and stock compensation.

Investing Activities

Net cash used in investing activities totaled $17,568,000 for the year ended December 31, 2023, as compared to $5,978,000 and $65,889,000 for the years ended December 31, 2022 and 2021, respectively. Cash used for property and equipment additions was $27,901,000, $30,200,000, and $39,399,000 for the years ended December 31, 2023, 2022 and 2021, respectively. On May 1, 2023, we acquired the assets of a 66-bed skilled nursing facility in Nashville, Tennessee for approximately $2,700,000. In 2023, the Company had investments in unconsolidated companies of $4,661,000, of which the primary investment is a multi-family development in Franklin, Tennessee. Proceeds from the sale of marketable securities, net of purchases, resulted in cash proceeds of $17,895,000 and $16,168,000 in 2023 and 2022, respectively. For the year ended December 31, 2022, the Company collected notes receivable of $3,879,000 and received proceeds from the sale of property and equipment of $4,175,000.

Financing Activities

Net cash used in financing activities totaled $42,545,000, $47,642,000, and $35,264,000 for the years ended December 31, 2023, 2022, and 2021, respectively. Principal payments made under finance lease obligations was $4,985,000, $4,695,000, and $4,423,000 for the years ended December 31, 2023, 2022, and 2021, respectively. Dividends paid to common stockholders was $35,560,000, $34,604,000, and $32,030,000 for the years ended December 31, 2023, 2022 and 2021, respectively. Proceeds from the issuance of common stock totaled $313,000, $2,114,000, and $3,441,000 for 2023, 2022 and 2021, respectively. We repurchased common shares outstanding in the amount of $2,482,000, $9,903,000, and $836,000 for the years ended December 31, 2023, 2022, and 2021, respectively.

Short–term liquidity

We expect to meet our short–term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, we have current cash on hand of $107,076,000 and unrestricted marketable equity and debt securities of $116,544,000. We also have unencumbered real estate, as well the borrowing capacity on our $50 million credit facility, that can be used to meet our contractual obligations and growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long–term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $107,076,000, our unrestricted marketable equity and debt securities of $116,544,000, and our borrowing capacity on the $50 million credit facility. We also have substantial value in our unencumbered real estate assets which could potentially be used as collateral in future borrowing opportunities. At December 31, 2023, we do not have any long-term debt.

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

Guarantees

At December 31, 2023, we have no agreements to guarantee the debt obligations of other parties.

We have no outstanding letters of credit. We may or may not in the future elect to use financial derivative instruments to hedge interest rate exposure in the future. At December 31, 2023, we did not participate in any such financial instruments.

New Accounting Pronouncements

The Company did not adopt any new accounting standards during 2023.

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

Our critical accounting policies that are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments are as follows:

Net Patient Revenues and Accounts Receivable

Net patient revenues are derived from services rendered to patients for skilled and intermediate nursing, rehabilitation therapy, assisted living and independent living, home health care services, hospice services and behavioral health services. Net patient revenue is reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing patient services. These amounts are due from patients, governmental programs, and other third-party payors, and include variable consideration for retroactive revenue adjustments due to settlement of audits, reviews, and investigations.

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

The Company determines the transaction price based on established billing rates reduced by explicit price concessions provided to third party payors. Explicit price concessions are based on contractual agreements and historical experience. The Company considers the patient's ability and intent to pay the amount of consideration upon admission. Credit losses are recorded as bad debt expense, which is included as a component of other operating expenses consolidated statements of operations

Revenue Recognition – Third Party Payors

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

Accrued Risk Reserves

We are self–insured for risks related to workers’ compensation and general and professional liability insurance. We have two wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims. The accrued risk reserves include a liability for reported claims and estimates for incurred but unreported claims. Our policy is to engage an external, independent actuary to assist in estimating our exposure for claims obligations (for both asserted and unasserted claims). We reassess our accrued risk reserves on a quarterly basis.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At December 31, 2023, we have available for sale marketable debt securities in the amount of $127,727,000. The fixed income portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The portfolio composition allows flexibility in reacting to fluctuations of interest rates. The fixed income portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

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

Credit Risk

Credit risk is managed by diversifying the fixed income portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Corporate debt securities and asset–backed securities comprise approximately 60% of the fair value of the fixed income portfolio. At December 31, 2023, the credit quality ratings for our fixed income portfolio consisted of the following investment and non-investment grades (as a percent of fair value): 7% AAA rated, 42% AA rated, 38% A rated, 12% BBB rated, and 1% BB rated.

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At December 31, 2023, the fair value of our marketable equity securities is approximately $137,896,000. Our investment in NHI comprises approximately $91,071,000, or 66.0%, of the total fair value of our marketable equity securities. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $13,790,000. At December 31, 2023, our equity securities had net unrealized gains of $83,586,000. Of the total unrealized gains in our marketable equity securities, approximately $66,337,000 is related to our investment in NHI.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of National HealthCare Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National HealthCare Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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

Estimation of Professional Liability Claims Reserves
Description of the Matter

The Company’s accrued risk reserves totaled $103,259,000 as of December 31, 2023. As described in Note 17 to the consolidated financial statements, the accrued risk reserves include professional liability claims reserves for unpaid reported professional liability claims and estimates for incurred but unreported claims. The Company’s policy with respect to the professional liability claims reserves is to use an actuary to assist management in estimating the exposure for claims obligations (for both asserted and unasserted claims).

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

To test the professional liability claims reserves, our audit procedures included, among others, testing the completeness and accuracy of the underlying claims data provided to the Company’s actuarial specialist, obtaining legal confirmation letters to evaluate inclusion of significant litigated matters in the claims data, and reviewing the Company's insurance contracts by policy year to assess the Company's self-insured retentions, deductibles, and coverage limits. In addition, we involved our actuarial specialists to assist in our evaluation of the methodologies applied by management's specialist and assessing the accuracy of the Company’s reserves. We also compared the reserves recorded to a range developed by our actuarial specialists based on independently selected assumptions

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2009.

Nashville, Tennessee

February 16, 2024

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021

Revenues:
Net patient revenues	$1,087,614	$1,029,085	$965,542
Other revenues	53,930	45,196	45,400
Government stimulus income	–	11,457	63,360
Net operating revenues and grant income	1,141,544	1,085,738	1,074,302

Costs and expenses:
Salaries, wages and benefits	712,344	686,169	666,063
Other operating	288,183	289,372	266,754
Facility rent	41,525	40,977	40,818
Depreciation and amortization	42,034	40,489	40,672
Interest	324	563	845
Impairment (recovery) of assets	–	(3,728)	8,225
Total costs and expenses	1,084,410	1,053,842	1,023,377

Income from operations	57,134	31,896	50,925

Other income:
Non-operating income	16,660	11,141	17,774
Gain on acquisition of equity method investment	–	–	95,202
Unrealized gains (losses) on marketable equity securities	14,944	(15,806)	(13,863)

Income before income taxes	88,738	27,231	150,038
Income tax provision	(23,450)	(7,254)	(10,951)
Net income	65,288	19,977	139,087
Net (income) loss attributable to noncontrolling interest	1,510	2,468	(497)

Net income attributable to National HealthCare Corporation	$66,798	$22,445	$138,590

Earnings per share attributable to National HealthCare Corporation stockholders:
Basic	$4.36	$1.46	$9.03
Diluted	$4.34	$1.45	$8.99

Weighted average common shares outstanding:
Basic	15,310,142	15,410,222	15,347,129
Diluted	15,377,343	15,447,211	15,416,716

Dividends declared per common share	$2.34	$2.26	$2.11

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2023	2022	2021

Net income	$65,288	$19,977	$139,087

Other comprehensive income (loss):
Unrealized gains (losses) on investments in marketable debt securities	3,434	(12,946)	(4,171)
Reclassification adjustment for realized losses (gains) on sale of marketable debt securities	17	(129)	(214)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(523)	1,938	933
Other comprehensive income (loss), net of tax	2,928	(11,137)	(3,452)

Net (income) loss attributable to noncontrolling interest	1,510	2,468	(497)

Comprehensive income attributable to National HealthCare Corporation	$69,726	$11,308	$135,138

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands)

	December 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$107,076	$58,667
Restricted cash and cash equivalents, current portion	17,725	15,121
Marketable equity securities	111,117	100,786
Marketable debt securities	5,427	23,136
Restricted marketable equity securities	26,779	22,358
Restricted marketable debt securities, current portion	12,822	16,244
Accounts receivable	108,545	99,986
Inventories	7,386	7,088
Prepaid expenses and other assets	8,855	10,244
Notes receivable	503	302
Total current assets	406,235	353,932

Property and Equipment:
Property and equipment, at cost	1,101,681	1,081,219
Accumulated depreciation and amortization	(608,352)	(574,687)
Net property and equipment	493,329	506,532

Other Assets:
Restricted cash and cash equivalents, less current portion	1,167	1,077
Restricted marketable debt securities, less current portion	109,478	103,267
Deposits and other assets	14,786	12,728
Operating lease – right-of-use assets	94,201	120,521
Goodwill	168,295	168,295
Intangible assets	7,038	7,038
Investments in unconsolidated companies	16,267	2,060
Total other assets	411,232	414,986
Total assets	$1,310,796	$1,275,450

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Liabilities and Equity
Current Liabilities:
Trade accounts payable	$19,194	$16,958
Finance lease obligations, current portion	860	4,985
Operating lease liabilities, current portion	29,352	29,075
Accrued payroll	84,110	72,510
Amounts due to third party payors	18,369	16,631
Accrued risk reserves, current portion	30,549	31,365
Other current liabilities	22,991	17,615
Dividends payable	9,051	8,748
Total current liabilities	214,476	197,887

Finance lease obligations, less current portion	–	860
Operating lease liabilities, less current portion	63,175	91,016
Accrued risk reserves, less current portion	72,710	71,104
Refundable entrance fees	6,376	6,207
Deferred income taxes	17,200	10,909
Other noncurrent liabilities	26,379	19,953
Total liabilities	400,316	397,936

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,350,661 and 15,357,746 shares, respectively, issued and outstanding	153	153
Capital in excess of par value	227,604	226,991
Retained earnings	687,599	656,664
Accumulated other comprehensive loss	(6,604)	(9,532)
Total National HealthCare Corporation stockholders’ equity	908,752	874,276
Noncontrolling interest	1,728	3,238
Total equity	910,480	877,514
Total liabilities and equity	$1,310,796	$1,275,450

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022	2021

Cash Flows From Operating Activities:
Net income	$65,288	$19,977	$139,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,034	40,489	40,672
Equity in earnings of unconsolidated investments	(2,015)	(477)	(5,111)
Distributions from unconsolidated investments	470	439	6,314
Unrealized (gains) losses on marketable equity securities	(14,944)	15,806	13,863
(Gains) losses on sale of marketable securities	667	1,326	(1,042)
Gain on acquisition of equity method investment	–	–	(95,202)
Gain on sale of property and equipment	(6,230)	–	–
Impairment (recovery) of assets	–	(3,728)	8,225
Deferred income taxes	5,768	5,995	(6,294)
Stock–based compensation	2,782	2,612	2,620
Changes in operating assets and liabilities:
Accounts receivable	(8,559)	(3,862)	4,090
Inventories	(298)	1,494	199
Prepaid expenses and other assets	(669)	(11,111)	(3,298)
Operating lease obligations	(1,244)	(430)	–
Trade accounts payable	2,236	(5,530)	(2,083)
Accrued payroll	11,600	(34,188)	17,292
Amounts due to third party payors	1,738	(964)	649
Accrued risk reserves	790	4,421	(1,489)
Provider relief funds	–	(9,443)	(6,625)
Contract liabilities	–	(15,022)	(36,231)
Other current liabilities	5,376	(2,444)	(1,380)
Other noncurrent liabilities	6,426	3,382	(11,862)
Net cash provided by operating activities	111,216	8,742	62,394
Cash Flows From Investing Activities:
Purchases of property and equipment	(27,901)	(30,200)	(39,399)
Proceeds from the sale of property and equipment	–	4,175	–
Acquisition of skilled nursing facility	(2,700)	–	–
Investments in unconsolidated companies	(4,661)	–	(350)
Acquisition of equity method investment	–	–	(28,713)
(Investments in) collections of notes receivable	(201)	3,879	8,840
Purchases of marketable securities	(29,501)	(33,793)	(108,187)
Sale of marketable securities	47,396	49,961	101,920
Net cash used in investing activities	(17,568)	(5,978)	(65,889)
Cash Flows From Financing Activities:
Principal payments under finance lease obligations	(4,985)	(4,695)	(4,423)
Dividends paid to common stockholders	(35,560)	(34,604)	(32,030)
Issuance of common shares	313	2,114	3,441
Repurchase of common shares	(2,482)	(9,903)	(836)
Noncontrolling interest contributions (distributions)	–	250	(964)
Entrance fee deposits (refunds)	169	(804)	(452)
Net cash used in financing activities	(42,545)	(47,642)	(35,264)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	51,103	(44,878)	(38,759)
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	74,865	119,743	158,502
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$125,968	$74,865	$119,743

Balance Sheet Classifications:
Cash and cash equivalents	$107,076	$58,667	$107,607
Restricted cash and cash equivalents	18,892	16,198	12,136
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$125,968	$74,865	$119,743

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(continued, in thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental Information:

Cash payments for interest	$290	$493	$845

Cash payments for income taxes	14,571	8,765	22,881

Non-cash activities include:
Noncontrolling interest contribution of land	–	–	2,840

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Equity

(in thousands, except for share and per share amounts)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Par Value	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2021	15,369,745	$153	$226,943	$563,024	$5,057	$3,083	$798,260
Net income	–	–	–	138,590	–	497	139,087
Contributions attributable to noncontrolling interest	–	–	–	–	–	1,876	1,876
Other comprehensive loss	–	–	–	–	(3,452)	–	(3,452)
Stock–based compensation	–	–	2,620	–	–	–	2,620
Shares sold – options exercised	90,725	1	3,440	–	–	–	3,441
Repurchase of common shares	(8,437)	–	(836)	–	–	–	(836)
Dividends declared to common stockholders ($2.11 per share)	–	–	–	(32,536)	–	–	(32,536)
Balance at January 1, 2022	15,452,033	$154	$232,167	$669,078	$1,605	$5,456	$908,460
Net income	–	–	–	22,445	–	(2,468)	19,977
Contributions attributable to noncontrolling interest	–	–	–	–	–	250	250
Other comprehensive loss	–	–		–	(11,137)	–	(11,137)
Stock–based compensation	–	–	2,612	–	–	–	2,612
Shares sold – options exercised	54,260	–	2,114	–	–	–	2,114
Repurchase of common shares	(148,547)	(1)	(9,902)	–	–	–	(9,903)
Dividends declared to common stockholders ($2.26 per share)	–	–	–	(34,859)	–	–	(34,859)
Balance at January 1, 2023	15,357,746	$153	$226,991	$656,664	$(9,532)	$3,238	$877,514
Net income	–	–	–	66,798	–	(1,510)	65,288
Other comprehensive income	–	–	–	–	2,928	–	2,928
Stock–based compensation	–	–	2,782	–	–	–	2,782
Shares sold – options exercised	37,264	–	313	–	–	–	313
Repurchase of common shares	(44,349)	–	(2,482)	–	–	–	(2,482)
Dividends declared to common stockholders ($2.34 per share)	–	–	–	(35,863)	–	–	(35,863)
Balance at December 31, 2023	15,350,661	$153	$227,604	$687,599	$(6,604)	$1,728	$910,480

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

The Company determines the transaction price based on established billing rates reduced by explicit price concessions provided to third party payors. Explicit price concessions are based on contractual agreements and historical experience. The Company considers the patient's ability and intent to pay the amount of consideration upon admission. Credit losses are recorded as bad debt expense, which is included as a component of other operating expenses in the consolidated statements of operations. Bad debt expense was $7,424,000, $4,711,000, and $3,886,000 for years ended December 31, 2023, 2022, and 2021, respectively.  As of December 31, 2023, and 2022, the Company has recorded allowance for doubtful accounts of $8,054,000 and $6,246,000, respectively, as our best estimate of probable losses inherent in the accounts receivable balance.

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

We recognize rental income based on the terms of our operating leases. Under certain of our leases, we receive variable rent, which is based on the increase in revenues of a lessee over a base year. We recognize variable rent annually or monthly, as applicable, when the actual revenue of the lessee is earned.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation, which were $21,412,000, $20,651,000, and $20,160,000 for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Investments in Marketable Securities and Restricted Marketable Securities

Our investments in marketable equity securities are carried at fair value with the changes in unrealized gains and losses recognized in our results of operations at each measurement date. Our investments in marketable debt securities are classified as available for sale securities and carried at fair value with the unrealized gains and losses recognized through accumulated other comprehensive income/loss at each measurement date. For available for sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s cost basis is written down to fair value through our results of operations. For debt securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. If a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.  Realized gains and losses from securities are recognized in results of operations upon disposition of the securities using the specific identification method on a trade date basis.

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

In accordance with ASC Topic 360, Property, Plant, and Equipment, we evaluate the recoverability of the carrying values of our properties on a property-by-property basis. We review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize impairment is based on estimated future undiscounted cash flows from a property over the remaining useful life compared to the carrying value of that property. If recognition of impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the estimated fair value of the property. Management has evaluated long-lived assets and determined there were impairment charges of $0, $0, and $4,497,000 during the years ended December 31, 2023, 2022, and 2021, respectively. The 2021 impairment charges were recorded in the consolidated statements of operations under the line item “impairment of assets” and were due to the August 2022 exit of the seven skilled nursing facilities in Massachusetts and New Hampshire.

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

Accrued Risk Reserves

We are self–insured for risks related to workers' compensation and general and professional liability insurance. We have two wholly–owned limited purpose insurance companies that insure these risks. Accrued risk reserves represent the accrual for risks associated with workers’ compensation and professional liability claims. The accrued risk reserves include a liability for unpaid reported claims and estimates for incurred but unreported claims. Our policy with respect to a significant portion of our workers’ compensation and professional and general liability claims is to use an actuary to assist management in estimating our exposure for claims obligation (for both asserted and unasserted claims). We reassess our accrued risk reserves on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period first identified.

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

Non-refundable fees are included as a component of the transaction price and are amortized into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are not included as part of the transaction price and are classified as refundable entrance fees in the Company's consolidated balance sheets. The balances of refundable entrance fees as of December 31, 2023 and December 31, 2022 were $6,376,000 and $6,207,000, respectively.

We annually estimate the present value of the net cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non–refundable deferred revenue from entrance fees received. If the present value of the net cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income. The obligation to provide future services is included in other noncurrent liabilities in the Company’s consolidated balance sheets. At December 31, 2023 and 2022, we have recorded a future service obligation in the amounts of $1,606,000 and $2,218,000, respectively.

Other Noncurrent Liabilities

Other noncurrent liabilities include reserves primarily related to various uncertain income tax positions, deferred revenue, and obligations to provide services to our CCRC residents. Deferred revenue includes the deferred gain on the sale of assets to National Health Corporation (“National”) and the non-refundable portion of CCRC entrance fees being amortized over the remaining life expectancies of the residents.

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

Accounting Guidance Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures.” The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit and loss, and contain other disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024.. Early adoption is permitted. We are currently evaluating the impact this standard will have on our disclosures.

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

The Provider Relief Fund grants come with terms and condition certifications in which all providers are required to submit documents to ensure the funds are used for healthcare-related expenses or lost revenue attributable to COVID-19. The Company recorded $0, $11,457,000 and $63,360,000 of government stimulus income from the Provider Relief Funds for the years ended December 31, 2023, 2022 and 2021, respectively. The grant income was determined on a systemic basis in line with the recognition of specific expenses and lost revenues for which the grants are intended to compensate. The Company’s assessment of whether the terms and conditions for amounts received have been met for income recognition and the Company’s related income calculation considered all frequently asked questions and other interpretive guidance issued to date by the U.S. Department of Health and Human Services (“HHS”).

We have also received supplemental Medicaid payments from many of the states in which we operate to help mitigate the incremental labor and medical supply costs resulting from the public health emergency. We have recorded $20,214,000, $19,442,000 and $20,482,000 in net patient revenues for these supplemental Medicaid payments for the years ended December 31, 2023, 2022 and 2021, respectively.

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

	Year Ended December 31,
	2023	2022	2021
Inpatient services	$956,077	$900,231	$868,687
Homecare and hospice services	131,537	128,854	96,855
Total net patient revenues	$1,087,614	$1,029,085	$965,542

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

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Year Ended December 31,
Source	2023	2022	2021
Medicare	34%	37%	36%
Managed Care	10%	10%	11%
Medicaid	30%	28%	29%
Private Pay and Other	26%	25%	24%
Total	100%	100%	100%

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

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe that any differences between the net revenues recorded, and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $18,369,000 and $16,631,000 as of December 31, 2023 and 2022, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

	Year Ended December 31,
	2023	2022	2021
Rental income	$23,926	$23,451	$22,717
Management and accounting service fees	18,544	16,160	17,139
Insurance services	3,857	4,766	5,019
Other	1,373	819	525
Gain on sale of property and equipment	6,230	–	–
Total other revenues	$53,930	$45,196	$45,400

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

	Year Ended December 31,
	2023	2022	2021
Operating lease payments	$22,928	$23,039	$22,609
Variable lease payments	998	412	108
Total rental income	$23,926	$23,451	$22,717

Variable lease payments are based on revenue increases as compared to a base year.

The following table sets forth the undiscounted cash flows for future minimum lease payments receivable for leases in effect at December 31, 2023 (in thousands):

2024	$22,933
2025	22,824
2026	20,314
2027	73
2028	6
Thereafter	–
Total future minimum lease payments	$66,150

Management Fees from National

We have managed skilled nursing facilities for National since 1988, and we currently manage five facilities. See Note 18 regarding our relationship with National.

During 2023, 2022 and 2021, we recognized approximately $5,200,000, $4,332,000, and $3,915,000, respectively, of management fees and interest on management fees. Unrecognized and unpaid management fees and interest on management fees from National total $19,049,000 and $18,843,000 at December 31, 2023 and 2022, respectively.

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

Management Fees and Financial and Accounting Services for Other Healthcare Centers

We provide management services and financial and accounting services to certain healthcare facilities (in addition to the five National centers) operated by third party owners. For the years ended December 31, 2023, 2022 and 2021, we recognized management fees and financial and accounting fees of $13,344,000, $11,828,000, and $13,224,000 from these centers, respectively.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 were $2,611,000, $2,689,000, and $2,974,000, respectively. Associated losses and expenses are reflected in the consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 were $1,246,000, $2,077,000, and $2,045,000, respectively. Associated losses and expenses including those for self–insurance are included in the consolidated statements of operations as "Other operating costs and expenses".

Gain on Sale of Property and Equipment

In 2023, we contributed land to a newly-formed limited liability company resulting in an equity interest in the new entity. The fair value of the land contributed to the new entity was $8,000,000. The related cost basis of the contributed land was $1,770,000, which resulted in a gain of $6,230,000.

Note 5 – Non–Operating Income

Non–operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on marketable securities, and interest income (in thousands).

	Year Ended December 31,
	2023	2022	2021
Equity in earnings of unconsolidated investments	$2,015	$477	$5,111
Dividends and net realized gains or losses on the sale of securities	6,262	5,530	7,998
Interest income	8,383	5,134	4,665
Total non-operating income	$16,660	$11,141	$17,774

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

The following tables set forth the Company’s consolidated statements of operations by business segment (in thousands):

	Year Ended December 31, 2023
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$956,077	$131,537	$–	$1,087,614
Other revenues	1,141	–	52,789	53,930
Net operating revenues	957,218	131,537	52,789	1,141,544

Costs and Expenses:
Salaries, wages and benefits	589,279	80,610	42,455	712,344
Other operating	254,559	23,529	10,095	288,183
Facility rent	33,787	2,172	5,566	41,525
Depreciation and amortization	38,172	786	3,076	42,034
Interest	324	–	–	324
Total costs and expenses	916,121	107,097	61,192	1,084,410

Income (loss) before non-operating income	41,097	24,440	(8,043)	57,134
Non-operating income	–	–	16,660	16,660
Unrealized gains on marketable equity securities	–	–	14,944	14,944

Income before income taxes	$41,097	$24,440	$23,201	$88,738

	Year Ended December 31, 2022
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$900,231	$128,854	$–	$1,029,085
Other revenues	136	–	45,060	45,196
Government stimulus income	11,457	–	–	11,457
Net operating revenues and grant income	911,824	128,854	45,060	1,085,738

Costs and Expenses:
Salaries, wages and benefits	580,707	77,688	27,774	686,169
Other operating	251,355	26,319	11,698	289,372
Facility rent	32,956	2,327	5,694	40,977
Depreciation and amortization	36,522	691	3,276	40,489
Interest	563	–	–	563
Recovery of assets	–	–	(3,728)	(3,728)
Total costs and expenses	902,103	107,025	44,714	1,053,842

Income before non-operating income	9,721	21,829	346	31,896
Non-operating income	–	–	11,141	11,141
Unrealized losses on marketable equity securities	–	–	(15,806)	(15,806)

Income (loss) before income taxes	$9,721	$21,829	$(4,319)	$27,231

	Year Ended December 31, 2021
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$868,687	$96,855	$–	$965,542
Other revenues	386	–	45,014	45,400
Government stimulus income	63,360	–	–	63,360
Net operating revenues and grant income	932,433	96,855	45,014	1,074,302

Costs and Expenses:
Salaries, wages and benefits	557,604	59,226	49,233	666,063
Other operating	238,354	16,053	12,347	266,754
Facility rent	32,819	2,064	5,935	40,818
Depreciation and amortization	36,890	443	3,339	40,672
Interest	845	–	–	845
Impairment of assets	4,497	–	3,728	8,225
Total costs and expenses	871,009	77,786	74,582	1,023,377

Income (loss) before non-operating income	61,424	19,069	(29,568)	50,925
Non-operating income	–	–	17,774	17,774
Gain on acquisition of equity method investment	–	–	95,202	95,202
Unrealized losses on marketable equity securities	–	–	(13,863)	(13,863)

Income before income taxes	$61,424	$19,069	$69,545	$150,038

Note 7 – Long–Term Leases

Operating Leases

At December 31, 2023, we lease from NHI the real property of 28 skilled nursing facilities, five assisted living centers and three independent living centers under one master lease agreement. As part of the lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator. The lease includes base rent plus a percentage rent.

The annual base rent was $34,075,000 in 2023. The annual base rent is $32,625,000 in 2024, $32,225,000 in 2025, and $31,975,000 in 2026 with the lease term expiring at December 31, 2026. The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Percentage rent expense under the NHI lease agreements for 2023, 2022, and 2021 was $5,549,000, $3,887,000 and $3,721,000, respectively.

We have a right of first refusal with NHI to purchase any of the properties should NHI receive an offer from an unrelated party during the term of the lease or up to 180 days after termination of the related lease.

Finance Leases

Effective March 1, 2014, NHC began leasing and operating three senior healthcare facilities in the state of Missouri under three separate lease agreements. Two of the healthcare facilities are skilled nursing facilities that also include assisted living facilities and the third healthcare facility is a memory care facility. Each of the leases is a ten-year lease with two five–year renewal options. Under the terms of the leases, base rent totals $5,200,000 annually with rent thereafter escalating by 4% of the increase in facility revenue over the 2014 base year. With the ten-year lease term ending on March 1, 2024, we have chosen not to renew or extend the leases and will be exiting these three healthcare operations at that time.

Fixed assets recorded under the finance leases, which are included in property and equipment in the consolidated balance sheets, are as follows (in thousands):

	December 31,
	2023	2022
Buildings and personal property	$39,001	$39,011
Accumulated amortization	(38,354)	(34,482)
	$647	$4,529

Lease Classification

The Company recorded the following on the consolidated balance sheets (in thousands):

		December 31,
Right-of-Use Assets	Balance Sheet Classification	2023	2022
Finance lease assets	Net property and equipment	$647	$4,529
Operating lease right-of use assets	Operating lease right-of-use assets	94,201	120,521
Total		$94,848	$125,050

		December 31,
Lease Liabilities	Balance Sheet Classification	2023	2022
Current:
Finance lease liabilities	Finance lease obligations, current portion	$860	$4,985
Operating lease liabilities	Operating lease liabilities, current portion	29,352	29,075
Noncurrent:
Finance lease liabilities	Finance lease obligations, less current portion	–	860
Operating lease liabilities	Operating lease liabilities, less current portion	63,175	91,016
Total		$93,387	$125,936

Weighted-average remaining lease terms and discount rates were as follows:

	December 31,
	2023	2022
Weighted-average remaining lease terms (in years)
Finance	0.2	1.2
Operating	3.0	4.0

Weighted-average discount rate
Finance	6.0%	6.0%
Operating	6.6%	6.6%

Lease Costs

Lease costs recorded in the consolidated statement of operations are as follows (in thousands):

	December 31,
	2023	2022	2021
Finance lease costs:
Depreciation of leased assets	$3,882	$3,878	$3,905
Interest of lease liabilities	215	534	807
Total finance lease costs	4,097	4,412	4,712

Operating lease costs:
Operating lease costs	34,953	36,051	36,079
Variable lease costs	5,549	3,887	3,721
Short-term lease costs	1,023	1,039	1,018
Total operating lease costs	41,525	40,977	40,818

Total lease costs	$45,622	$45,389	$45,530

Minimum Lease Payments

The following table summarizes the maturity of our finance and operating lease liabilities as of December 31, 2023 (in thousands):

	Finance Leases	Operating Leases
2024	$867	$34,442
2025	−	33,645
2026	–	32,955
2027	–	496
2028	–	198
Thereafter	–	32
Total minimum lease payments	$867	$101,768
Less: amounts representing interest	(7)	(9,241)
Present value of future minimum lease payments	860	92,527
Less: current portion	(860)	(29,352)
Noncurrent lease liabilities	$–	$63,175

Other

Supplemental cash flow data were as follows (in thousands):

	December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$36,198	$36,051	$36,079
Operating cash flows for finance leases	215	534	807
Financing cash flows for finance leases	4,985	4,695	4,423

Note 8 – Earning Per Share

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Basic:
Weighted average common shares outstanding	15,310,142	15,410,222	15,347,129
Net income attributable to common stockholders of National Healthcare Corporation	$66,798	$22,445	$138,590

Earnings per common share, basic	$4.36	$1.46	$9.03

Diluted:
Weighted average common shares outstanding	15,310,142	15,410,222	15,347,129
Dilutive effect of stock options	67,201	36,989	69,587
Assumed average common shares outstanding	15,377,343	15,447,211	15,416,716

Net income attributable to common stockholders of National Healthcare Corporation	$66,798	$22,445	$138,590

Earnings per common share, diluted	$4.34	$1.45	$8.99

In the above table, options to purchase 588,534, 375,638, and 291,946 shares of our common stock have been excluded for the years ended December 31, 2023, 2022, and 2021, respectively, due to their anti-dilutive impact.

Note 9 – Investments in Marketable Securities

Marketable securities consist of the following (in thousands):

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$111,117	$30,176	$100,786
Corporate debt securities	2,497	2,441	14,317	13,885
Asset-backed securities	−	−	500	494
U.S. Treasury securities	2,990	2,986	9,009	8,757
Restricted investments available for sale:
Marketable equity securities	24,134	26,779	24,326	22,358
Corporate debt securities	59,586	57,731	54,412	51,009
Asset–backed securities	19,388	17,659	24,605	22,437
U.S. Treasury securities	46,771	42,863	45,989	41,294
State and municipal securities	4,106	4,047	4,877	4,771
	$189,648	265,623	$208,211	$265,791

Included in the marketable equity securities available for sale are the following (in thousands, except share amounts):

	December 31, 2023			December 31, 2022
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$91,071	1,630,642	$24,734	$85,152

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	December 31, 2023		December 31, 2022
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$19,664	$19,328	$33,662	$33,037
1 to 5 years	81,517	77,118	81,500	76,394
6 to 10 years	33,515	30,802	38,547	33,216
Over 10 years	642	479	–	–
	$135,338	$127,727	$153,709	$142,647

Gross unrealized gains related to marketable equity securities are $84,514,000 and $71,869,000 as of December 31, 2023 and 2022, respectively. Gross unrealized losses related to marketable equity securities are $928,000 and $3,227,000 as of December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, the Company recognized net unrealized gains of $14,944,000. For the years ended 2022, and 2021 the Company recognized net unrealized losses of $15,806,000, and $13,863,000, respectively, in the consolidated statements of operations.

Gross unrealized gains related to available for sale marketable debt securities are $326,000 and $9,000 as of December 31, 2023 and 2022, respectively. Gross unrealized losses related to available for sale marketable debt securities are $7,937,000 and $11,071,000 as of December 31, 2023 and 2022, respectively.

The Company’s unrealized losses in our available for sale marketable debt securities were determined to be non-credit related. The Company has not recognized any credit related impairments for the years ended December 31, 2023 and 2022.

For the marketable debt securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses nor does the Company have the intent to sell before recovery of unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.

Proceeds from the sale of available for sale marketable securities during the years ended December 31, 2023, 2022, and 2021 were $47,396,000, $49,961,000, and $101,920,000, respectively. Net investment losses of $667,000 and $1,326,000 and net investment gains of $1,042,000 were realized on these sales during the years ended December 31, 2023, 2022, and 2021, respectively.

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

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of December 31, 2023 or 2022.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short–term nature. The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables. At December 31, 2023 and 2022, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at December 31, 2023 and December 31, 2022 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
December 31, 2023	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$107,076	$107,076	$–	$–
Restricted cash and cash equivalents	18,892	18,892	–	–
Marketable equity securities	137,896	137,896	–	–
Corporate debt securities	60,171	42,860	17,311	–
Asset–backed securities	17,659	−	17,210	449
U.S. Treasury securities	45,850	45,850	–	–
State and municipal securities	4,047	−	4,047	–
Total financial assets	$391,591	$352,574	$38,568	$449

	Fair Value Measurements Using
December 31, 2022	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$58,667	$58,667	$–	$–
Restricted cash and cash equivalents	16,198	16,198	–	–
Marketable equity securities	123,144	123,144	–	–
Corporate debt securities	64,894	48,525	16,369	–
Asset–backed securities	22,931	–	22,931	–
U.S. Treasury securities	50,051	50,051	–	–
State and municipal securities	4,771	1,337	3,434	–
Total financial assets	$340,656	$297,922	$42,734	$–

Note 11 – Property and Equipment

Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2023	2022
Land	$65,579	$67,165
Leasehold improvements	129,801	125,142
Buildings and improvements	700,044	688,433
Furniture and equipment	195,159	187,743
Construction in progress	11,098	12,736
Property and equipment, at cost	1,101,681	1,081,219
Less: Accumulated depreciation	(608,352)	(574,687)
Net property and equipment	$493,329	$506,532

Note 12 – Goodwill and Other Intangible Assets

As of December 31, 2023, we evaluated potential triggering events that might be indicators that our goodwill and indefinite lived intangibles were impaired. The Company performs its goodwill impairment analysis for each reporting unit that constitutes a component for which (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component, in accordance with the provisions of ASC Topic 350, Intangibles - Goodwill and Other. No goodwill or intangible asset impairments were recorded during the years ended December 31, 2023, 2022, and 2021.

The following table represents activity in goodwill by segment as of and for the year ended December 31, 2023 (in thousands):

	Year Ended December 31, 2023
	Inpatient Services	Homecare and Hospice	All Other	Total
January 1, 2022	3,741	164,554	–	168,295
Additions	–	–	–	–
December 31, 2022	3,741	164,554	–	168,295
Additions	–	–	–	–
December 31, 2023	$3,741	$164,554	$–	$168,295

As part of the Caris acquisition in June 2021, we also recorded indefinite-lived intangible assets that consisted of the trade name ($4,340,000) and certificates of need and licenses ($2,698,000).

Note 13 – Income Taxes

The provision for income taxes is comprised of the following components (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current tax provision
Federal	$14,520	$717	$15,072
State	3,137	251	1,164
Total current tax provision	17,657	968	16,236
Deferred tax provision
Federal	4,142	4,595	(3,866)
State	1,651	1,691	(1,419)
Total deferred tax provision	5,793	6,286	(5,285)
Income tax provision	$23,450	$7,254	$10,951

The deferred tax assets and liabilities, consisting of temporary differences tax effected at the respective income tax rates, are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Accrued risk reserves	$1,898	$2,209
Accrued expenses	7,346	6,441
Financial reporting depreciation in excess of tax depreciation	5,653	5,505
Stock based compensation	931	742
Deferred revenue	4,987	3,393
Operating lease liabilities	23,658	30,558
Other	567	1,711
Total gross deferred tax assets	45,040	50,559
Less: valuation allowance	(594)	(978)
Deferred tax assets less valuation allowance	$44,446	$49,581

Deferred tax liabilities:
Unrealized gains on marketable securities	$(19,971)	$(15,396)
Deferred gain on sale of assets, net	(2,055)	(2,045)
Book basis in excess of tax basis of intangible assets	(3,387)	(3,063)
Book basis in excess of tax basis of securities	(3,393)	(3,164)
Long–term investments	(8,753)	(6,155)
Operating lease assets	(24,087)	(30,667)
Total deferred tax liabilities	$(61,646)	$(60,490)

Net deferred tax liability	$(17,200)	$(10,909)

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Tax provision at federal statutory rate	$18,635	$5,719	$31,508

Increase (decrease) in income taxes resulting from:
State, net of federal benefit	4,600	1,034	1,113
Nontaxable revaluation gain	–	–	(19,758)
Unrecognized tax benefits	1,227	730	(158)
Expiration of statute of limitations	(1,491)	(1,032)	(1,901)
Tax (expense) benefit of noncontrolling interest	317	518	(104)
Other	162	285	251
Total increases (decreases)	4,815	1,535	(20,557)
Effective income tax expense	$23,450	$7,254	$10,951

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Deferred Tax Asset	Liability For Unrecognized Tax Benefits	Liability For Interest and Penalties	Liability Total
Balance, January 1, 2021	$5,666	$9,893	$2,614	$12,507
Additions based on tax positions related to the current year	665	665	–	665
Additions (reductions) for tax positions of prior years	(441)	(187)	543	356
Reductions for statute of limitation expirations	(435)	(1,469)	(867)	(2,336)
Balance, December 31, 2021	5,455	8,902	2,290	11,192
Additions based on tax positions related to the current year	636	636	–	636
Additions (reductions) for tax positions of prior years	(1,097)	(273)	900	627
Reductions for statute of limitation expirations	(240)	(760)	(512)	(1,272)
Balance, December 31, 2022	4,754	8,505	2,678	11,183
Additions based on tax positions related to the current year	1,454	1,454	–	1,454
Additions (reductions) for tax positions of prior years	(198)	324	1,583	1,907
Reductions for statute of limitation expirations	(361)	(1,030)	(823)	(1,853)
Balance, December 31, 2023	$5,649	$9,253	$3,438	$12,691

Unrecognized tax benefits of $4,149,000, net of federal benefit at December 31, 2023, attributable to permanent differences, would favorably impact our effective tax rate if recognized. We do not expect significant increases or decreases in unrecognized tax benefits for the 2024 year, except for the effect of decreases related to the lapse of statute of limitations estimated at $1,102,000.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.  The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2020 (with few state exceptions).

Note 14 – Stock Repurchases

During 2023, the Company purchased 44,349 shares of its common stock for a total cost of $2,482,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

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

In May 2020, our stockholders approved the 2020 Omnibus Equity Incentive Plan (the “2020 Equity Incentive Plan”) pursuant to which 2,500,000 shares of our common stock were available to grant for restricted stock, stock appreciation rights, stock options, and employee stock purchase plans. At December 31, 2023, 1,751,461 shares were available for future grants under the 2020 Equity Incentive Plan.

Additionally, we have an employee stock purchase plan that allows employees to purchase our shares of stock through payroll deductions. The plan allows employees to terminate participation at any time.

Compensation expense is recognized only for the awards that ultimately vest. The Company accounts for forfeitures when they occur. Stock–based compensation totaled $2,782,000, $2,612,000, and $2,620,000, for the years ended December 31, 2023, 2022, and 2021, respectively. Stock–based compensation is included in salaries, wages and benefits in the consolidated statements of operations. The total intrinsic value of shares exercised (and tax deductions taken) was $2,769,000, $583,000, and $2,844,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

At December 31, 2023, the Company had $3,351,000 of unrecognized compensation cost related to unvested stock-based compensation awards. This unrecognized compensation cost will be amortized over an approximate two and a half year period.

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

	Year Ended December 31,
	2023	2022	2021
Risk–free interest rate	4.52%	1.83%	0.21%
Expected volatility	29.3%	31.4%	34.9%
Expected life, in years	2.9	2.9	2.2
Expected dividend yield	4.41%	3.57%	3.00%

The following table summarizes option activity:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2021	866,956	$72.11	−
Options granted	55,706	70.80	−
Options exercised	(541,736)	71.39	−
Options cancelled	(6,000)	72.94	−
Options outstanding at December 31, 2021	374,926	72.95	−
Options granted	302,266	64.72	−
Options exercised	(32,597)	64.49	−
Options cancelled	(199,451)	75.98	−
Options outstanding at December 31, 2022	445,144	66.62	−
Options granted	299,278	54.44	−
Options exercised	(103,481)	64.72	−
Options cancelled	(52,407)	60.58	−
Options outstanding at December 31, 2023	588,534	61.30	18,315,405

Options exercisable at December 31, 2023	162,781	$70.87	$3,507,939

Options Outstanding December 31, 2023	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
507,639	$53.94	–	$69.19	$59.21	3.6
80,895	$71.64	–	$77.92	74.43	1.5
588,534				$61.30	3.3

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

As of December 31, 2023, we have no outstanding balance on the credit facility.

Note 17 – Contingencies and Guarantees

Accrued Risk Reserves

We are self–insured for risks related to workers’ compensation and general and professional liability insurance. We have two wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned and leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $103,259,000 and $102,469,000 at December 31, 2023 and 2022, respectively. The liability is included in accrued risk reserves in the consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Qui Tam Litigation

United States of America, ex rel. Jennifer Cook and Sally Gaither v. Integrated Behavioral Health, Inc., NHC HealthCare/Moulton, LLC, et al., Case No. 2:20-CV-00877-AMM (N.D. Ala.)  This is a qui tam case originally filed under seal on June 22, 2020. The United States declined intervention on March 1, 2021. Thereafter, the Plaintiffs filed an amended Complaint against Dr. Sanja Malhotra, Integrated Behavioral Health, Inc. and other entities that Dr. Malhotra was alleged to own or in which he allegedly had a financial interest. The Complaint also named multiple skilled nursing facilities as Defendants, including NHC Healthcare/Moulton, LLC, an affiliate of National HealthCare Corporation. The Complaint alleged that nurse practitioners affiliated with Dr. Malhotra provided free services to the facilities in exchange for referrals to entities owned by or in which Dr. Malhotra had a financial interest in violation of the False Claims Act and Anti-Kickback Statute. NHC Healthcare/Moulton, LLC denied the allegations and filed a motion to dismiss on November 4, 2021. On January 28, 2022, the district court stayed this matter and administratively terminated the motion to dismiss pending the U.S. Supreme Court's review of a petition for certiorari filed in an unrelated matter but involving one of the legal arguments raised in the motion to dismiss. Thereafter, the U.S. Supreme Court denied the petition for certiorari in the unrelated matter. As a result, NHC Healthcare/Moulton, LLC renewed its motion to dismiss. The District Court granted NHC Healthcare/Moulton’s Motion to Dismiss, along with other pending Motions to Dismiss, and entered an Order of Dismissal on March 23, 2023 and an Amended Order of Dismissal on April 4, 2023, which dismissed the case in its entirety with prejudice with respect to the claims asserted by the Plaintiffs. The Plaintiffs filed a Notice of Appeal on April 20, 2023 to appeal the dismissal to the United States Court of Appeals for the Eleventh Circuit. On December 21, 2023, the Eleventh Circuit entered an Order affirming the District Court’s dismissal of the claims. The Plaintiffs have 90 days from the entry of the dismissal Order to file a Petition for a Writ of Certiorari with the United States Supreme Court requesting a review; otherwise, the Order affirming dismissal issued by the Eleventh Circuit will be final.

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

Debt Guarantees

At December 31, 2023, no agreement to guarantee the debt of other parties exists.

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

Financing Activities

In conjunction with our management contract, we have entered into a line of credit arrangement whereby we may have amounts due from National from time to time. The maximum loan commitment under the line of credit is $2,000,000. At December 31, 2023 and 2022, National did not have an outstanding balance on the line of credit.

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

Payroll and Related Services

The personnel conducting our business, including our executive management team, are employees of National and may have ownership interests in National only through their participation in the ESOP. National provides payroll services to NHC, provides employee fringe benefits, and maintains certain liability insurance. We pay to National all the costs of personnel employed for our benefit, as well as an administrative fee equal to 1% of payroll costs. The administrative fee paid to National for the years ended December 31, 2023, 2022, and 2021 was $5,431,000, $5,074,000, and $5,112,000, respectively. At December 31, 2023 and 2022, the Company has recorded $1,499,000 and $74,000, respectively, in accounts payable in the consolidated balance sheets as a result of the timing differences between interim payments for payroll and employee benefits services costs.

National’s Ownership of Our Stock

At December 31, 2023 and 2022, National owns 1,084,763 shares, or approximately 7.1%, of our outstanding common stock.

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

Note 19 – Variable Interest Entity

Accounting guidance requires that a variable interest entity (“VIE”), according to the provisions of ASC Topic 810, Consolidation, must be consolidated by the primary beneficiary. The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE. At December 31, 2023 and 2022, we are the primary beneficiary of one VIE and therefore consolidate that entity.

Springfield, Missouri Lease

In December 2010, we signed an operating agreement to lease Springfield Rehabilitation and Health Care Center, a 120–bed skilled nursing facility located in Springfield, Missouri. The terms of the lease include a ten-year lease and include five additional, five-year lease options as well as a purchase option. The operating lease agreement was established on the same date third party owners purchased the real estate of the 120–bed skilled nursing facility. The third-party owners purchased the real estate for $4,500,000, which is the amount NHC loaned the owners to purchase the facility under the terms of the lease agreement and the mortgage note. The risks and rewards associated with the operations of the facility and any appreciation or deprecation in the value of the real estate of the facility is borne by NHC. A mortgage note receivable from the third-party owners of $11,047,000 at December 31, 2023 and 2022 is eliminated in our consolidated financial statements. Land and buildings and improvements of $11,047,000 at December 31, 2023 and 2022 have been recorded in our consolidated financial statements, as well as the operations of the facility because we are the primary beneficiary in the relationship.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2023, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10–K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10–K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a–15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control–Integrated Framework (2013 Framework). We have concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of National HealthCare Corporation

Opinion on Internal Control Over Financial Reporting

We have audited National HealthCare Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, National HealthCare Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Nashville, Tennessee

February 16, 2024

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our definitive 2024 proxy statement set forth under the captions Directors of the Company and Executive Officers of the Company is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information in our definitive 2024 proxy statement set forth under the caption Compensation Discussion & Analysis is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference from our definitive 2024 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in our definitive 2024 proxy statement set forth under the caption Certain Relationships and Related Transactions is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in our definitive 2024 proxy statement set forth under the caption Report of the Audit Committee is hereby incorporated by reference (which will be filed within 120 days of the end of the fiscal year to which this report relates).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as a part of this report:

(a)	(1)	Financial Statements:

The following financial statements are included in Item 8 of this Annual Report on Form 10-K and are filed as part of this report:

Report of Independent Registered Public Accounting Firm (PCAOB ID:42)

Consolidated Statements of Operations – Years ended December 31, 2023, 2022, and 2021

Consolidated Statements of Comprehensive Income – Years ended December 31, 2023, 2022, and 2021

Consolidated Balance Sheets – At December 31, 2023 and 2022

Consolidated Statements of Cash Flows – Years ended December 31, 2023, 2022, and 2021

Consolidated Statements of Equity – Years ended December 31, 2023, 2022, and 2021

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

NATIONAL HEALTHCARE CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

(in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance– Beginning of Period	Charged to Costs and Expenses	Charged to other Accounts		Deductions		Balance– End of Period
For the year ended December 31, 2021
Allowance for doubtful accounts	$5,672	$3,886	$	−	$3,147	(1)	$6,411
Accrued risk reserves	$99,537	$82,219	$	−	$83,708		$98,048

For the year ended December 31, 2022
Allowance for doubtful accounts	$6,411	$4,711	$	−	$4,876	(1)	$6,246
Accrued risk reserves	$98,048	$81,743	$	−	$77,322		$102,469

For the year ended December 31, 2023
Allowance for doubtful accounts	$6,246	$7,424	$	−	$5,616	(1)	$8,054
Accrued risk reserves	$102,469	$81,364	$	−	$80,574		$103,259

(1)  Amounts written off, net of recoveries

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits:

EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

3.1	Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S–4 (File No. 333–37185) dated October 3, 1997)

3.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.5 attached to Form 10-Q filed on August 3, 2017

3.3	Certificate of Designations of Series A Convertible Preferred Stock of National HealthCare Corporation	Incorporated by reference to Exhibit 2.1 to the current report on Form 8–K filed on December 20, 2006

3.4	Certificate of Designation Series B Junior Participating Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8–A, dated August 3, 2007

3.5	Restated Bylaws as amended February 14, 2013	Incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10–Q filed on May 8, 2013.

4.1	Form of Common Stock	Incorporated by reference to Exhibit 4.1 attached to Form 10-Q filed on August 3, 2017

4.2	Description of each class of securities registered under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.2 attached to Form 10-K filed on February 21, 2020

10.1	Master Agreement of Lease dated as of October 17, 1991 by and among National Health Investors, Inc. and National HealthCorp, L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant's registration statement on Form S–4 filed October 3, 1997

10.2	Form of Service Agreement by and between National Health Corporation and National HealthCare Corporation	Incorporated by reference to Exhibit 10.5.1 to the Registrant's registration statement on Form S–4 filed October 3, 1997

10.3	Amendment No. 1 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCorp L.P.	Incorporated by reference to Exhibit 10.19 from 2005 Form 10–K filed March 16, 2006

10.4	Amendment No. 2 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.20 from 2005 Form 10–K filed March 16, 2006

10.5	Amendment No. 3 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.21 from 2005 Form 10–K filed March 16, 2006

10.6	Amendment No. 4 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.22 from 2005 Form 10–K filed March 16, 2006

10.7	Amendment No. 5 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.23 from 2005 Form 10–K filed March 16, 2006

*10.8	National HealthCare Corporation's 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit A to 2010 Proxy Statement filed April 1, 2010.

*10.9	First Amendment dated February 14, 2011 to the National HealthCare Corporation 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.16 from 2015 Form 10-K filed February 19, 2016.

*10.10	Amendment dated March 10, 2015 to National HealthCare Corporation's 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to 2015 Proxy Statement filed April 1, 2015.

*10.11	2017 NHC Executive Officer Performance Based Compensation Plan	Incorporated by reference to Appendix B to 2017 Proxy Statement filed April 4, 2017.

* 10.12	National HealthCare Corporation’s 2020 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to 2020 Proxy Statement filed April 6, 2020

10.13	Amendment to Purchase and Sale Agreement with Modifications to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.14	Agreement to Lease between NHI–REIT of Northeast, LLC, Landlord and NHC/OP, L.P. and National HealthCare Corporation, Co–Tenants	Incorporated by reference to Exhibit 10.4 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.15	Amended and Restated Amendment No. 6 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.2 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.16	Amendment No. 7 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.3 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

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

Incorporated by reference to Exhibit 10.27 to National HealthCare Corporation's annual report on Form 10–K filed on February 21, 2014

10.19	Purchase and Sale Agreement and Extension of Master Lease dated December 26, 2012 between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.29 to National HealthCare Corporation's annual report on Form 10–K filed on February 21, 2014

10.20	Amendment No. 8 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.20 to National HealthCare Corporations annual report on Form 10-K Filed on February 19, 2021

10.21	Purchase and Sale Agreement dated June 11, 2021 between NHC/OP, L.P., a wholly owned subsidiary of NHC, and Norman C. McRae and McRae Investment Company, LLC	Incorporated by reference to Exhibit 10.21 to National HealthCare Corporation annual report on Form 10-K Filed on February 18, 2022

10.22	Amendment No. 9 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's Form 10-Q filed on November 3, 2022

10.23	Amendment No. 10 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.2 of National HealthCare Corporation's Form 10-Q filed on November 3, 2022

10.24	National HealthCare Corporation General Policy on Insider Trading	Filed Herewith

10.25	National HealthCare Corporation Compensation Recoupment Policy	Filed Herewith

14	Code of Ethics of National HealthCare Corporation	Available at NHC’s website www.nhccare.com or in print upon request to: National HealthCare Corp. Attn: Investor Relations P. O. Box 1398 Murfreesboro, TN 37133–1398 Telephone (615) 890–2020

21	Subsidiaries of Registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP	Filed Herewith

31.1	Rule 13a–14(a)/15d–14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a–14(a)/15d–14(a) Certification of Chief Financial Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Chief Financial Officer	Filed Herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (embedded within the Inline XBRL document and included in Exhibit 101)

*Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION

Date: February 16, 2024	BY:	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 16, 2024	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 16, 2024	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 16, 2024	/s/ Robert G. Adams
Robert G. Adams
Chairman of the Board

Date: February 16, 2024	/s/ J. Paul Abernathy
J. Paul Abernathy
Director

Date: February 16, 2024	/s/ W. Andrew Adams
W. Andrew Adams
Director

Date: February 16, 2024	/s/ Ernest G. Burgess
Ernest G. Burgess
Director

Date: February 16, 2024	/s/ Emil E. Hassan
Emil E. Hassan
Director

Date: February 16, 2024	/s/ Sandra Y. Trail
Sandra Y. Trail
Director

Date: February 16, 2024	/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Director