Form 10-Q
period 2024-03-31
NATIONAL HEALTHCARE CORP
filed 2024-05-09
CIK 1047335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

15,399,724 shares of common stock of the registrant were outstanding as of May 1, 2024.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31
	2024	2023

Revenues:
Net patient revenues	$285,823	$258,007
Other revenues	11,353	11,556
Net operating revenues	297,176	269,563

Cost and expenses:
Salaries, wages, and benefits	183,138	167,824
Other operating	77,429	71,489
Facility rent	10,348	10,092
Depreciation and amortization	10,586	10,048
Interest	46	98
Total costs and expenses	281,547	259,551

Income from operations	15,629	10,012

Other income:
Non–operating income	5,685	4,323
Unrealized gains on marketable equity securities	14,399	1,386

Income before income taxes	35,713	15,721
Income tax provision	(9,462)	(4,436)
Net income	26,251	11,285
Net (income)/loss attributable to noncontrolling interest	(38)	438

Net income attributable to National HealthCare Corporation	$26,213	$11,723

Earnings per share attributable to National HealthCare Corporation stockholders:
Basic	$1.71	$0.76
Diluted	$1.69	$0.76

Weighted average common shares outstanding:
Basic	15,350,240	15,337,423
Diluted	15,505,096	15,356,335

Dividends declared per common share	$0.59	$0.57

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended March 31
	2024	2023

Net income	$26,251	$11,285

Other comprehensive income/(loss):
Unrealized gains/(losses) on investments in marketable debt securities	(472)	1,958
Reclassification adjustment for realized gains on sales of marketable debt securities	(10)	-
Income tax (expense)/benefit related to items of other comprehensive income	45	(279)
Other comprehensive income/(loss), net of tax	(437)	1,679

Net (income)/loss attributable to noncontrolling interest	(38)	438

Comprehensive income attributable to National HealthCare Corporation	$25,776	$13,402

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2024	December 31, 2023
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$93,982	$107,076
Restricted cash and cash equivalents, current portion	26,010	17,725
Marketable equity securities	123,040	111,117
Marketable debt securities	484	5,427
Restricted marketable equity securities	29,616	26,779
Restricted marketable debt securities, current portion	4,790	12,822
Accounts receivable	125,664	108,545
Inventories	6,763	7,386
Prepaid expenses and other assets	6,750	8,855
Notes receivable	487	503
Total current assets	417,586	406,235

Property and Equipment:
Property and equipment, at cost	1,065,543	1,101,681
Accumulated depreciation and amortization	(576,845)	(608,352)
Net property and equipment	488,698	493,329

Other Assets:
Restricted cash and cash equivalents, less current portion	1,140	1,167
Restricted marketable debt securities, less current portion	119,042	109,478
Deposits and other assets	13,738	14,786
Operating lease right-of-use assets	87,356	94,201
Goodwill	168,295	168,295
Intangible assets	7,038	7,038
Investments in unconsolidated companies	16,747	16,267
Total other assets	413,356	411,232
Total assets	$1,319,640	$1,310,796

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$20,697	$19,194
Finance lease obligations, current portion	-	860
Operating lease liabilities, current portion	29,733	29,352
Accrued payroll	64,156	84,110
Amounts due to third party payors	19,988	18,369
Accrued risk reserves, current portion	30,800	30,549
Other current liabilities	24,302	22,991
Contract liabilities	7,667	-
Dividends payable	9,086	9,051
Total current liabilities	206,429	214,476

Operating lease liabilities, less current portion	56,004	63,175
Accrued risk reserves, less current portion	77,437	72,710
Refundable entrance fees	5,708	6,376
Deferred income taxes	19,639	17,200
Other noncurrent liabilities	27,909	26,379
Total liabilities	393,126	400,316

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,399,724 and 15,350,661 shares, respectively, issued and outstanding	154	153
Capital in excess of par value	226,909	227,604
Retained earnings	704,726	687,599
Accumulated other comprehensive loss	(7,041)	(6,604)
Total National HealthCare Corporation stockholders’ equity	924,748	908,752
Noncontrolling interest	1,766	1,728
Total equity	926,514	910,480
Total liabilities and equity	$1,319,640	$1,310,796

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended March 31
	2024	2023
Cash Flows From Operating Activities:
Net income	$26,251	$11,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,586	10,048
Equity in earnings of unconsolidated investments	(67)	(1,535)
Unrealized gains on marketable equity securities	(14,399)	(1,386)
(Gains)/losses on sale of marketable securities	(344)	492
Gain on sale of unconsolidated company	(1,024)	-
Deferred income taxes	2,484	331
Stock–based compensation	793	639
Changes in operating assets and liabilities:
Accounts receivable	(17,119)	(3,148)
Inventories	623	142
Prepaid expenses and other assets	3,153	1,957
Operating lease obligations	55	(316)
Trade accounts payable	1,503	(4,018)
Accrued payroll	(19,954)	(15,800)
Amounts due to third party payors	1,619	48
Accrued risk reserves	4,978	3,157
Contract liabilities	7,667	-
Other current liabilities	1,311	5,407
Other noncurrent liabilities	1,530	6,554
Net cash provided by operating activities	9,646	13,857
Cash Flows From Investing Activities:
Purchases of property and equipment	(5,955)	(6,640)
Proceeds from sale of unconsolidated company	2,100	-
Investments in unconsolidated companies	(1,488)	-
Collections of notes receivable	16	2
Purchases of marketable securities	(8,703)	(10,281)
Proceeds from sale of marketable securities	11,615	15,492
Net cash used in investing activities	(2,415)	(1,427)
Cash Flows From Financing Activities:
Principal payments under finance lease obligations	(860)	(1,218)
Dividends paid to common stockholders	(9,051)	(8,748)
Issuance of common stock	8,412	-
Repurchase of common shares	(9,900)	(2,482)
Entrance fee refunds	(668)	(171)
Net cash used in financing activities	(12,067)	(12,619)
Net Decrease in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	(4,836)	(189)
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	125,968	74,865
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$121,132	$74,676

Balance Sheet Classifications:
Cash and cash equivalents	$93,982	$46,144
Restricted cash and cash equivalents	27,150	28,532
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$121,132	$74,676

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

For the three months ended March 31, 2024:

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Loss	Interest	Equity
Balance at January 1, 2024	15,350,661	$153	$227,604	$687,599	$(6,604)	$1,728	$910,480
Net income	–	–	–	26,213	–	38	26,251
Other comprehensive loss	–	–	–	–	(437)	–	(437)
Stock–based compensation	–	–	793	–	–	–	793
Shares sold – options exercised	150,194	1	8,412	–	–	–	8,413
Repurchase of common shares	(101,131)	–	(9,900)	–	–	–	(9,900)
Dividends declared to common stockholders ($0.59 per share)	–	–	–	(9,086)	–	–	(9,086)
Balance at March 31, 2024	15,399,724	$154	$226,909	$704,726	$(7,041)	$1,766	926,514

For the three months ended March 31, 2023:

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2023	15,357,746	$153	$226,991	$656,664	$(9,532)	$3,238	$877,514
Net income/(loss)	–	–	–	11,723	–	(438)	11,285
Other comprehensive income	–	–	–	–	1,679	–	1,679
Stock–based compensation	–	–	639	–	–	–	639
Shares sold – options exercised	7,046	–	–	–	–	–	–
Repurchase of common shares	(44,349)	–	(2,482)	–	–	–	(2,482)
Dividends declared to common stockholders ($0.57 per share)	–	–	–	(8,733)	–	–	(8,733)
Balance at March 31, 2023	15,320,443	$153	$225,148	$659,654	$(7,853)	$2,800	879,902

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2024

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of March 31, 2024, we operate or manage, through certain affiliates, 65 skilled nursing facilities with a total of 8,421 licensed beds, 24 assisted living facilities with 1,365 units, five independent living facilities, three behavioral health hospitals, 35 homecare agencies, and 30 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 8 states and are located primarily in the southeastern United States.

Note 2 – Summary of Significant Accounting Policies

The listing below is not intended to be a comprehensive list of all our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles (“GAAP”), with limited need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited December 31, 2023 consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by U.S. GAAP. Our audited December 31, 2023 consolidated financial statements are available at our web site: www.nhccare.com.

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

We assume that users of these interim financial statements have read or have access to the audited December 31, 2023 consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons.

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

The Company determines the transaction price based on established billing rates reduced by explicit price concessions provided to third party payors. Explicit price concessions are based on contractual agreements and historical experience. The Company considers the patient's ability and intent to pay the amount of consideration upon admission. Credit losses are recorded as bad debt expense, which is included as a component of other operating expenses in the interim condensed consolidated statements of operations. Bad debt expense was $2,471,000 and $1,811,000 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, and December 31, 2023, the Company has recorded allowance for doubtful accounts of $9,174,000 and $8,054,000, respectively, as our best estimate of expected losses inherent in the accounts receivable balance.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation, which were $6,164,000 and $5,653,000 for the three months ended March 31, 2024 and 2023, respectively.

Long-Term Leases

The Company’s lease portfolio primarily consists of operating real estate leases for certain skilled nursing facilities, assisted and independent living facilities, homecare and hospice offices, and pharmacy warehouses. The original terms of the leases typically range from two to fifteen years. Several of the real estate leases include renewal options which vary in length and may not include specific rent renewal amounts. We determine if an arrangement is a lease at inception of a contract. We determine the lease term by assuming exercise of renewal options that are reasonably certain.

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

Continuing Care Contracts

We have one continuing care retirement center (“CCRC”) within our operations. Residents at this retirement center may enter into continuing care contracts with us. The contracts provide that 10% of the resident entry fee becomes non-refundable upon occupancy, and the remaining refundable portion of the entry fee is calculated using the lesser of the price at which the apartment is re-assigned or 90% of the original entry fee, plus 40% of any appreciation if the apartment value exceeds the original resident’s entry fee.

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

We also annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded with a corresponding charge to income. As of March 31, 2024, and December 31, 2023, we have recorded a future service obligation liability in the amount of $1,606,000. This obligation is reflected within other noncurrent liabilities in the interim condensed consolidated balance sheets.

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

Recently Issued Accounting Guidance

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures.” The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit and loss, and contain other disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2023, which will be the Company's fiscal year 2024, and interim periods within fiscal years beginning after December 15, 2024.  We are currently evaluating the impact this standard will have on our disclosures.

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

	Three Months Ended March 31
	2024	2023
Net patient revenues:
Inpatient services	$252,254	$226,169
Homecare and hospice	33,569	31,838
Total net patient revenues	$285,823	$258,007

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

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Three Months Ended March 31
Source	2024	2023
Medicare	34%	36%
Managed Care	10%	11%
Medicaid	28%	27%
Private Pay and Other	28%	26%
Total	100%	100%

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

State Relief Supplemental Funding

The Company received supplemental Medicaid payments from various states, including healthcare relief funding under the American Rescue Plan Act ("ARPA") and other state specific relief programs.  The funding generally incorporates specific use requirements primarily for direct patient care including labor related expenses or various patient care related expenses.  We have recorded $3,462,000 and $4,883,000 in net patient revenues for these supplemental Medicaid payments for the three months ended March 31, 2024 and 2023, respectively.

Contract Liabilities

Included in the Company’s interim condensed consolidated balance sheets are contract liabilities, which represent payments the Company receives in advance of services provided. As of March 31, 2024 and December 31, 2023, the Company has recorded $7,667,000 and $0, respectively, in contract liabilities related to receipts during the first quarter of 2024 from the Change Healthcare/Optum Payment Disruption ("CHOPD") Accelerated and Advance Payment program.  These payments were issued to providers who experienced delays in the submission or processing of Medicare claims payments as a result of the Change Healthcare/Optum cyber incident, which began February 21, 2024. Recoupment of the accelerated payments began in the first quarter of 2024.

A summary of the activity related to contract liabilities follows (in thousands):

Balance at December 31, 2023	$-
Payments received	9,881
Payments recouped	(2,214)
Balance at March 31, 2024	$7,667

Third Party Payors

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Noncompliance with such laws and regulations can be subject to regulatory actions including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are following all applicable laws and regulations.

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe that any differences between the net revenues recorded, and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $19,988,000 and $18,369,000 as of March 31, 2024 and December 31, 2023, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

	Three Months Ended March 31
	2024	2023
Rental income	$5,959	$6,043
Management and accounting services fees	4,438	4,097
Insurance services	872	1,048
Other	84	368
Total other revenues	$11,353	$11,556

Rental Income

The Company leases real estate assets consisting of skilled nursing facilities and assisted living facilities to third party operators. Additionally, we sublease four Florida skilled nursing facilities included in our lease from National Health Investors (“NHI”) as noted in Note 7 – Long Term Leases.

Management Fees from National Health Corporation

We manage five skilled nursing facilities owned by National Health Corporation (“National”). For the three months ended March 31, 2024 and 2023, we recognized management fees and interest on management fees of $1,320,000 and $1,190,000, respectively, for these centers.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 were $582,000 and $736,000, respectively. Associated losses and expenses including those for self-insurance are included in the interim condensed consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 were $290,000 and $312,000, respectively. Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of operations as "Other operating costs and expenses".

Note 5 – Non–Operating Income

Non–operating income is comprised of the following (in thousands):

	Three Months Ended March 31
	2024	2023
Dividends and net realized gains and losses on sales of securities	$2,056	$1,233
Interest income	2,538	1,555
Equity in earnings of unconsolidated investments	67	1,535
Gain on sale of unconsolidated company	1,024	-
Total non-operating income	$5,685	$4,323

Gain on sale of unconsolidated company

In January 2024, the Company sold its 50% joint venture ownership interest in a homecare agency located in Nashville, Tennessee. The total consideration paid to the company was $2,100,000, which resulted in a gain of $1,024,000.

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended March 31, 2024
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$252,254	$33,569	$-	$285,823
Other revenues	15	-	11,338	11,353
Net operating revenues	252,269	33,569	11,338	297,176

Costs and expenses:
Salaries, wages, and benefits	150,890	21,009	11,239	183,138
Other operating	68,683	5,972	2,774	77,429
Rent	8,112	566	1,670	10,348
Depreciation and amortization	9,630	187	769	10,586
Interest	46	-	-	46
Total costs and expenses	237,361	27,734	16,452	281,547

Income/(loss) from operations	14,908	5,835	(5,114)	15,629
Non-operating income	-	-	5,685	5,685
Unrealized gains on marketable equity securities	-	-	14,399	14,399

Income before income taxes	$14,908	$5,835	$14,970	$35,713

	Three Months Ended March 31, 2023
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$226,169	$31,838	$-	$258,007
Other revenues	271	-	11,285	11,556
Net operating revenues	226,440	31,838	11,285	269,563

Costs and expenses:
Salaries, wages, and benefits	138,939	20,244	8,641	167,824
Other operating	62,264	5,499	3,726	71,489
Rent	8,168	558	1,366	10,092
Depreciation and amortization	9,117	185	746	10,048
Interest	98	-	-	98
Total costs and expenses	218,586	26,486	14,479	259,551

Income/(loss) from operations	7,854	5,352	(3,194)	10,012
Non-operating income	-	-	4,323	4,323
Unrealized gains on marketable equity securities	-	-	1,386	1,386

Income before income taxes	$7,854	$5,352	$2,515	$15,721

Note 7 – Long-Term Leases

Operating Leases

At March 31, 2024, we lease from NHI the real property of 28 skilled nursing facilities, five assisted living centers and three independent living centers under one lease agreement. As part of the lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator. The lease includes base rent plus a percentage rent. The annual base rent is $32,625,000 in 2024, $32,225,000 in 2025, and $31,975,000 in 2026 with the lease term expiring in December 2026. The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Total facility rent expense to NHI was $9,472,000 and $9,295,000 for the three months ended March 31, 2024 and 2023, respectively.

Minimum Lease Payments

The following table summarizes the maturity of our operating lease liabilities as of March 31, 2024 (in thousands):

Operating Leases
2025	$34,351
2026	33,590
2027	24,933
2028	493
2029	207
Thereafter	21
Total minimum lease payments	93,595
Less: amounts representing interest	(7,858)
Present value of future minimum lease payments	85,737
Less: current portion	(29,733)
Noncurrent lease liabilities	$56,004

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

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for share and per share amounts):

	Three Months Ended March 31
	2024	2023
Basic:
Weighted average common shares outstanding	15,350,240	15,337,423
Net income attributable to National HealthCare Corporation	$26,213	$11,723
Earnings per common share, basic	$1.71	$0.76

Diluted:
Weighted average common shares outstanding	15,350,240	15,337,423
Effects of dilutive instruments	154,856	18,912
Weighted average common shares outstanding	15,505,096	15,356,335

Net income attributable to National HealthCare Corporation	$26,213	$11,723
Earnings per common share, diluted	$1.69	$0.76

For the three months ended March 31, 2024, 245,726 stock options have been excluded from the calculation of diluted weighted average shares of common stock outstanding because the inclusion of these securities would have an anti-dilutive effect. For the three months ended March 31, 2023, 691,580 stock options have been excluded from the calculation of diluted weighted average shares of common stock outstanding because the inclusion of these securities would have an anti-dilutive effect.

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

Marketable securities consist of the following (in thousands):

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$123,040	$30,176	$111,117
Corporate debt securities	494	484	2,497	2,441
U.S. Treasury securities	-	-	2,990	2,986
Restricted investments available for sale:
Marketable equity securities	24,495	29,616	24,134	26,779
Corporate debt securities	61,488	59,398	59,586	57,731
Asset-based securities	19,026	17,438	19,388	17,659
U.S. Treasury securities	47,323	43,004	46,771	42,863
State and municipal securities	4,079	3,992	4,106	4,047
	$187,081	$276,972	$189,648	265,623

Included in the marketable equity securities are the following (in thousands, except share amounts):

	March 31, 2024			December 31, 2023
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$102,453	1,630,642	$24,734	$91,071

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	March 31, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$21,299	$20,785	$19,664	$19,328
1 to 5 years	77,738	73,370	81,517	77,118
6 to 10 years	32,012	28,925	33,515	30,802
Over 10 years	1,361	1,236	642	479
	$132,410	$124,316	$135,338	$127,727

Gross unrealized gains related to marketable equity securities are $98,459,000 and $84,514,000 as of March 31, 2024 and December 31, 2023, respectively. Gross unrealized losses related to marketable equity securities are $474,000 and $928,000 as of March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and 2023, the Company recognized net unrealized gains of $14,399,000 and $1,386,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations.

Gross unrealized gains related to available for sale marketable debt securities are $179,000 and $326,000 as of March 31, 2024 and December 31, 2023, respectively. Gross unrealized losses related to available for sale marketable debt securities are $8,273,000 and $7,937,000 as of March 31, 2024 and December 31, 2023, respectively.

The Company’s unrealized losses in our available for sale marketable debt securities were determined to be non-credit related. The Company has not recognized any credit related impairments for the three months ended  March 31, 2024 and 2023.

For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.

Proceeds from the sale of available for sale marketable securities during the three months ended March 31, 2024 and 2023 were $11,615,000 and $15,492,000, respectively. Investment gains of $344,000 and investment losses of $492,000 were realized on these sales during the three months ended March 31, 2024 and 2023, respectively.

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

The following table summarizes fair value measurements by level at March 31, 2024 and December 31, 2023 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
March 31, 2024	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$93,982	$93,982	$–	$–
Restricted cash and cash equivalents	27,150	27,150	–	–
Marketable equity securities	152,656	152,656	–	–
Corporate debt securities	59,882	42,611	17,271	–
Asset–backed securities	17,438	–	16,961	477
U.S. Treasury securities	43,004	43,004	–	–
State and municipal securities	3,992	–	3,992	–
Total financial assets	$398,104	$359,403	$38,224	$477

	Fair Value Measurements Using
December 31, 2023	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$107,076	$107,076	$–	$–
Restricted cash and cash equivalents	18,892	18,892	–	–
Marketable equity securities	137,896	137,896	–	–
Corporate debt securities	60,171	42,860	17,311	–
Asset–backed securities	17,659	–	17,210	449
U.S. Treasury securities	45,850	45,850	–	–
State and municipal securities	4,047	–	4,047	–
Total financial assets	$391,591	$352,574	$38,568	$449

Note 11 – Goodwill and Other Intangible Assets

At March 31, 2024, the Company reviewed the carrying value of goodwill for impairment indicators. As a result of the review, there were no impairment indicators regarding the Company’s goodwill that required a quantitative test to be performed. However, our accounting estimates could materially change from period to period due to changing market factors. We will continue to monitor future events, changes in circumstances, and the potential impact thereof. If actual results are not consistent with our assumptions and estimates, we may be exposed to future goodwill impairment losses.

At March 31, 2024, the following table represents the activity related to our goodwill by segment (in thousands):

	Inpatient Services	Homecare and Hospice	All Other	Total
January 1, 2024	$3,741	$164,554	$–	$168,295
Additions	–	–	–	–
March 31, 2024	$3,741	$164,554	$–	$168,295

We also have recorded indefinite-lived intangible assets that consist of trade names ($4,340,000) and certificates of need and licenses ($2,698,000).

Note 12 - Stock Repurchase Program

During the three months ended March 31, 2024, the Company repurchased 101,131 shares of its common stock for a total cost of $9,900,000. During the three months ended March 31, 2023, the Company repurchased 44,349 shares of its common stock for a total cost of $2,482,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Note 13 – Stock–Based Compensation

NHC recognizes stock–based compensation expense for all stock options granted over the requisite service period using the fair value at the date of grant using the Black–Scholes pricing model. Stock–based compensation totaled $793,000 and $639,000 for the three months ended March 31, 2024 and 2023, respectively. Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of operations.

At March 31, 2024, the Company had $7,652,000 of unrecognized compensation cost related to unvested stock–based compensation awards. This unrecognized compensation cost will be amortized over an approximate three-year period.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the three months ended March 31, 2024 and for the year ended December 31, 2023.

	March 31, 2024	December 31, 2023
Risk–free interest rate	4.33%	4.52%
Expected volatility	24.1%	29.3%
Expected life, in years	2.9	2.9
Expected dividend yield	2.64%	4.41%

The following table summarizes our outstanding stock options for the three months ended March 31, 2024 and for the year ended December 31, 2023.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2023	445,144	$66.62	$–
Options granted	299,278	54.44	–
Options exercised	(103,481)	64.72	–
Options cancelled	(52,407)	60.58	–
Options outstanding at December 31, 2023	588,534	61.30	–
Options granted	245,726	94.07	–
Options exercised	(137,874)	60.95	–
Options outstanding at March 31, 2024	696,386	$72.93	$15,025,015

Options exercisable at March 31, 2024	174,105	$68.48	$4,531,876

Options Outstanding March 31, 2024	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
377,405	53.94	-	69.19	58.92	3.5
318,981	71.64	-	94.10	89.51	4.0
696,386				72.93	3.7

Note 14 – Income Taxes

The Company's income tax provision as a percentage of our income before income taxes was 26.5% and 28.2% for the three months ended March 31, 2024 and 2023, respectively.

Typically, these percentages vary from the U.S. federal statutory income tax rate of 21% primarily due to state income taxes, excess tax benefits from stock-based compensation, benefits resulting from the lapsing of statute of limitations of items in our tax contingency reserve, and non-deductible expenses. For the three months ended March 31, 2024 and 2023, the accrual of state income tax was the most significant reconciling item.

Our quarterly income tax provision, and our estimate of our annual effective income tax rate, is subject to variation due to several factors, including volatility based on the amount of pre-tax income or loss.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2020 (with certain state exceptions).

Note 15 – Credit Facility

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

As of March 31, 2024, the Company had no outstanding balance on the credit facility.  We do not expect to renew this credit facility upon its maturity date.

Note 16 – Contingencies and Commitments

Accrued Risk Reserves

We have wholly-owned limited purpose insurance companies that insure risks related to workers’ compensation and professional liability insurance claims both for our owned and leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $108,237,000 and $103,259,000 at March 31, 2024 and December 31, 2023, respectively. The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Qui Tam Litigation

United States of America, ex rel. Jennifer Cook and Sally Gaither v. Integrated Behavioral Health, Inc., NHC HealthCare/Moulton, LLC, et al., Case No. 2:20-CV-00877-AMM (N.D. Ala.)  This is a qui tam case originally filed under seal on June 22, 2020. The United States declined intervention on March 1, 2021. Thereafter, the Plaintiffs filed an amended Complaint against Dr. Sanja Malhotra, Integrated Behavioral Health, Inc. and other entities that Dr. Malhotra was alleged to own or in which he allegedly had a financial interest. The Complaint also named multiple skilled nursing facilities as Defendants, including NHC Healthcare/Moulton, LLC, an affiliate of National HealthCare Corporation. The Complaint alleged that nurse practitioners affiliated with Dr. Malhotra provided free services to the facilities in exchange for referrals to entities owned by or in which Dr. Malhotra had a financial interest in violation of the False Claims Act and Anti-Kickback Statute. NHC Healthcare/Moulton, LLC denied the allegations and filed a motion to dismiss on November 4, 2021. On January 28, 2022, the district court stayed this matter and administratively terminated the motion to dismiss pending the U.S. Supreme Court's review of a petition for certiorari filed in an unrelated matter but involving one of the legal arguments raised in the motion to dismiss. Thereafter, the U.S. Supreme Court denied the petition for certiorari in the unrelated matter. As a result, NHC Healthcare/Moulton, LLC renewed its motion to dismiss. The District Court granted NHC Healthcare/Moulton’s Motion to Dismiss, along with other pending Motions to Dismiss, and entered an Order of Dismissal on March 23, 2023 and an Amended Order of Dismissal on April 4, 2023, which dismissed the case in its entirety with prejudice with respect to the claims asserted by the Plaintiffs. The Plaintiffs filed a Notice of Appeal on April 20, 2023 to appeal the dismissal to the United States Court of Appeals for the Eleventh Circuit. On December 21, 2023, the Eleventh Circuit entered an Order affirming the District Court’s dismissal of the claims.  The time period for the Plaintiffs to file a Petition for a Writ of Certiorari with the United States Supreme Court has expired making the Order affirming dismissal issued by the Eleventh Circuit final.

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

See the notes to the quarterly financial statements, and “Item 1. Business” in our 2023 Annual Report on Form 10–K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. This may be found on our web site at www.nhccare.com. You should carefully consider these risks before making any investment in the Company. These risks and uncertainties are not the only ones facing us. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward–looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of March 31, 2024, we operate or manage, through certain affiliates, 65 skilled nursing facilities with a total of 8,421 licensed beds, 24 assisted living facilities with 1,365 units, five independent living facilities, three behavioral health hospitals, 35 homecare agencies, and 30 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 8 states and are located primarily in the southeastern United States.

Centers for Medicare and Medicaid Services Minimum Staffing Standards

On April 22, 2024, the Centers for Medicare and Medicaid Services (“CMS”) issued the Minimum Staffing Standards for Long-Term Care (“LTC”) Facilities and Medicaid Institutional Payment Transparency Reporting final rule. Included in this final rule are new comprehensive minimum nurse staffing requirements, which aim to significantly reduce the risk of residents receiving unsafe and low-quality care within LTC facilities. CMS is finalizing a total nurse staffing standard of 3.48 hours per resident day (“HPRD”), which must include at least 0.55 HPRD of direct registered nurse (“RN”) care and 2.45 HPRD of direct nurse aide care. Facilities may use any combination of nurse staff (RN, licensed practical nurse and licensed vocational nurse, or nurse aide) to account for the additional 0.48 HPRD needed to comply with the total nurse staffing standard.

CMS is also finalizing enhanced facility assessment requirements and a requirement to have an RN onsite 24 hours a day, seven days a week (“24/7”), to provide skilled nursing care. The 24/7 RN onsite can be the Director of Nursing; however, they must be available to provide direct resident care.

This final rule provides a staggered implementation timeframe of the minimum nurse staffing standards and a 24/7 RN requirement based on geographic location, as well as possible exemptions for qualifying facilities for some parts of these requirements based on workforce unavailability and other factors.

Summary of Goals and Areas of Focus

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for the three months ending March 31, 2024 was 88.5% compared to 87.4% for the same period a year ago.

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

The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of March 31, 2024:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	65
Number of 4 and 5-star rated skilled nursing facilities	40
Percentage of 4 and 5-star rated skilled nursing facilities	62%	36%
Average rating for all skilled nursing facilities, end of period	3.6	2.9

Development and Growth

We are undertaking to expand our senior care operations while protecting our existing operations and markets. The following table lists our recent development activities.

Type of Operation	Description	Size	Location	Placed in Service
Hospice	New Agency	1 agency	Cedar Bluff, VA	March 2023
Skilled Nursing	Acquisition	66 beds	Nashville, TN	May 2023
Homecare	New Agency	1 agency	Tallahassee, FL	May 2023
Assisted Living Facility	New Operations	135 units	Vero Beach, FL	July 2023
Assisted Living Facility	New Operations	95 units	Merritt Island, FL	July 2023
Assisted Living Facility	New Operations	100 units	Stuart, FL	July 2023
Hospice	New Agency	1 agency	Morristown, TN	April 2024

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $108,237,000 at March 31, 2024 and are a primary area of management focus. We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

In March 2024, CMS released its proposed rule outlining fiscal year 2025 Medicare payment rates and policy changes for skilled nursing facilities, which will begin on October 1, 2024. The fiscal year 2025 proposal equates to a net 4.1% increase in Medicare Part A payments to SNFs in fiscal year 2025 compared to 2024 levels. The rule includes a market basket increase of 2.8%, an increase of 1.7% to the market basket forecast error adjustment, and a negative 0.4% productivity adjustment. These figures do not incorporate the SNF Value Based Purchasing (“VBP”) reduction for certain SNFs subject to the net reduction in payments under the SNF VBP; those adjustments are estimated to total $196.5 million in fiscal year 2025.

For the first three months of 2024, our average Medicare per diem rate for skilled nursing facilities increased 4.7% as compared to the same period in 2023.

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

We have also received from many of the states in which we operate a supplemental Medicaid payment to help mitigate the inflationary labor and medical supplies costs resulting from the pandemic. We have recorded $3,462,000 and $4,883,000 in net patient revenues for these supplemental Medicaid payments for the three months ended March 31, 2024 and 2023, respectively.

For the first three months of 2024, our average Medicaid per diem increased 12.0% compared to the same period in 2023.

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

Medicare – Hospice

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

In March 2024, CMS released its proposed rule outlining fiscal year 2025 Medicare payment rates. CMS issued a rate increase of 2.6%, or $705 million, effective October 1, 2024. This increase is the result of a 3.0% market basket increase reduced by a 0.4% productivity adjustment. The FY2025 hospice payment update also includes an update to the statutory aggregate cap amount, which limits the overall payments per patient that are made annually. The proposed cap amount for FY2025 is $34,365.

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended March 31, 2024
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$252,254	$33,569	$-	$285,823
Other revenues	15	-	11,338	11,353
Net operating revenues	252,269	33,569	11,338	297,176

Costs and expenses:
Salaries, wages, and benefits	150,890	21,009	11,239	183,138
Other operating	68,683	5,972	2,774	77,429
Rent	8,112	566	1,670	10,348
Depreciation and amortization	9,630	187	769	10,586
Interest	46	-	-	46
Total costs and expenses	237,361	27,734	16,452	281,547

Income/(loss) from operations	14,908	5,835	(5,114)	15,629
Non-operating income	-	-	5,685	5,685
Unrealized gains on marketable equity securities	-	-	14,399	14,399

Income before income taxes	$14,908	$5,835	$14,970	$35,713

	Three Months Ended March 31, 2023
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$226,169	$31,838	$-	$258,007
Other revenues	271	-	11,285	11,556
Net operating revenues	226,440	31,838	11,285	269,563

Costs and expenses:
Salaries, wages, and benefits	138,939	20,244	8,641	167,824
Other operating	62,264	5,499	3,726	71,489
Rent	8,168	558	1,366	10,092
Depreciation and amortization	9,117	185	746	10,048
Interest	98	-	-	98
Total costs and expenses	218,586	26,486	14,479	259,551

Income/(loss) from operations	7,854	5,352	(3,194)	10,012
Non-operating income	-	-	4,323	4,323
Unrealized gains on marketable equity securities	-	-	1,386	1,386

Income before income taxes	$7,854	$5,352	$2,515	$15,721

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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes the unrealized gains or losses on our marketable equity securities, operating results for start-up healthcare operations not at full capacity, gains on sale of unconsolidated companies, and share-based compensation expense is helpful in allowing investors to assess the Company’s operations more accurately.

The operating results for the newly constructed healthcare facilities not at full capacity for the three months ended March 31, 2024 include facilities that began operations from 2022 to 2024, which is two behavioral health hospitals, two homecare agencies, and two hospice agencies. For the three months ended March 31, 2023, included are facilities that began operations from 2021 to 2023, which is two behavioral health hospitals, one homecare agency, and two hospice agencies.

The tables below provide reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Three Months Ended March 31
	2024	2023

Net income attributable to National Healthcare Corporation	$26,213	$11,723
Non-GAAP adjustments
Unrealized gains on marketable equity securities	(14,399)	(1,386)
Operating results for newly opened facilities or agencies not at full capacity	(457)	1,217
Gain on sale of unconsolidated company	(1,025)	-
Share-based compensation expense	793	639
Income tax provision/(benefit) on non-GAAP adjustments	3,923	(122)
Non-GAAP Net income	$15,048	$12,071

GAAP diluted earnings per share	$1.69	$0.76
Non-GAAP adjustments
Unrealized gains on marketable equity securities	(0.69)	(0.06)
Operating results for newly opened facilities or agencies not at full capacity	(0.02)	0.06
Gain on sale of unconsolidated company	(0.05)	-
Share-based compensation expense	0.04	0.03
Non-GAAP diluted earnings per share	$0.97	$0.79

Results of Operations

The following table and discussion set forth items from the interim condensed consolidated statements of operations as a percentage of net operating revenues for the three months ended March 31, 2024 and 2023.

Percentage of Net Operating Revenues

	Three Months Ended March 31
	2024	2023
Net operating revenues	100.0%	100.0%
Costs and expenses:
Salaries, wages, and benefits	61.6	62.3
Other operating	26.0	26.5
Facility rent	3.5	3.7
Depreciation and amortization	3.5	3.7
Interest	0.1	0.1
Total costs and expenses	94.7	96.3
Income from operations	5.3	3.7
Non–operating income	1.9	1.6
Unrealized gains on marketable equity securities	4.8	0.5
Income before income taxes	12.0	5.8
Income tax provision	(3.2)	(1.6)
Net income	8.8	4.2
Net (income)/loss attributable to noncontrolling interest	(0.0)	0.1
Net income attributable to stockholders of NHC	8.8%	4.3%

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Results for the quarter ended March 31, 2024 compared to the first quarter of 2023 include a 10.2% increase in net operating revenues. For the quarter ended March 31, 2024, GAAP net income attributable to NHC was $26,213,000 compared to $11,723,000 for the same period in 2023. Excluding the unrealized gains in our marketable equity securities portfolio and other non-GAAP adjustments, adjusted net income for the quarter ended March 31, 2024 was $15,048,000 compared to $12,071,000 for the same period in 2023.  The increase in adjusted net income for the first quarter of 2024 compared to the first quarter of 2023 was primarily due the continued occupancy increase in our skilled nursing and assisted living facilities, skilled nursing per diem increases from some of our governmental payors, and the continued reduction of nurse agency staffing expense within our operations.

Net operating revenues

Net patient revenues increased $27,816,000, or 10.8%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the quarter averaged 88.5%, compared to an average of 87.4% for the same quarter a year ago. Overall, the composite skilled nursing facility per diem increased 8.8% compared to the same quarter a year ago. Our Medicare per diem rates increased 4.7% and managed care per diem rates increased 5.8% compared to the same quarter a year ago. Medicaid and private pay per diem rates increased 12.0% and 10.5%, respectively, compared to the same quarter a year ago. For the three months ended March 31, 2024 and 2023, respectively, $3,462,000 and $4,883,000 have been included in our net patient revenues for supplemental Medicaid payments that are in addition to our Medicaid skilled nursing per diems.

New operations, which include one skilled nursing facility acquired May 1, 2023, three assisted living facilities that we began operating on July 1, 2023, two behavioral health hospitals, two hospice agencies and two homecare agencies, have attributed to an increase of $7,727,000 in net patient revenues for the quarter ended March 31, 2024 compared to the same quarter in the prior year.

On March 1, 2024, the Company exited a lease and transferred the operations of two skilled nursing facilities (included assisted living units) and one memory care facility located in Missouri. The exiting of these operations resulted in net patient revenues decreasing $1,972,000 for the quarter ended March 31, 2024 compared to the same quarter in the prior year.

Other revenues decreased $203,000, or 1.8%, compared to the same quarter last year, as further detailed in Note 4 to our interim condensed consolidated financial statements.

Total costs and expenses

Total costs and expenses for the three months ended March 31, 2024 compared to the same period of 2023 increased $21,996,000, or 8.5% to $281,547,000 from $259,551,000.

Salaries, wages, and benefits as a percentage of net operating revenues was 61.6% compared to 62.3% for the three months ended March 31, 2024 and 2023, respectively. We continue to face workforce and labor shortages within all of our operations, which increases wage pressure in regards to retaining and attracting qualified healthcare partners (employees). We continue to work diligently to find solutions to reduce and eliminate the agency nurse staffing within our healthcare operations. Our agency staffing expense decreased approximately 51% for the three months ended March 31, 2024 compared to the same period of 2023.

New operations, which include one skilled nursing facility acquired May 1, 2023, three assisted living facilities that we began operating on July 1, 2023, two behavioral health hospitals, two hospice agencies and two homecare agencies, have attributed to an increase of $3,591,000 in salaries, wages, and benefits for the quarter ended March 31, 2024 compared to the same quarter in the prior year.

On March 1, 2024, the Company exited the lease and transferred the operations of two skilled nursing facilities (included assisted living units) and one memory care facility located in Missouri. The exiting of these operations resulted in salaries, wages, and benefits decreasing $1,799,000 for the quarter ended March 31, 2024 compared to the same quarter in the prior year.

Other operating expenses as a percentage of net operating revenues was 26.1% and 26.5% for the three months ended March 31, 2024 and 2023, respectively. New operations, which include one skilled nursing facility acquired May 1, 2023, three assisted living facilities that we began operating on July 1, 2023, two behavioral health hospitals, two hospice agencies and two homecare agencies, have attributed to an increase of $2,176,000 in other operating expenses for the quarter ended March 31, 2024 compared to the same quarter in the prior year. We continue to face inflationary pressures in certain categories within other operating expenses as well, such as food/dietary supplies and drugs/pharmaceutical supplies.

Other income

Non–operating income increased by $1,362,000 compared to the same period last year, as further detailed in Note 5 to our interim condensed consolidated financial statements. In January 2024, the Company sold its 50% joint venture ownership interest in a homecare agency located in Nashville, Tennessee. The total consideration paid to the company was $2,100,000, which resulted in a gain of $1,025,000.

Income taxes

The income tax provision for the three months ended March 31, 2024 is $9,462,000 (an effective income tax rate of 26.5%).

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

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Results for the quarter ended March 31, 2023 compared to the first quarter of 2022 include a 3.4% decrease in net operating revenues and grant income. The net operating revenues and grant income decrease was primarily driven by the reduction in government stimulus income of $10,620,000 during the first quarter of 2023 compared to the same period a year ago, as well as us exiting seven skilled nursing facilities in Massachusetts and New Hampshire during the third quarter of 2022. Excluding the government stimulus income and the seven skilled nursing facilities in Massachusetts and New Hampshire, same-facility net operating revenues increased 7.1% during the first quarter of 2023 compared to the same period a year ago.

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Three Months Ended March 31		Three Month Change
	2024	2023	$	%
Cash, cash equivalents, restricted cash, and restricted cash equivalents, at beginning of period	$125,968	$74,865	$51,103	68.3%

Cash provided by operating activities	9,646	13,857	(4,211)	(30.4)

Cash used in investing activities	(2,415)	(1,427)	(988)	(69.2)

Cash used in financing activities	(12,067)	(12,619)	552	4.4

Cash, cash equivalents, restricted cash, and restricted cash equivalents, at end of period	$121,132	$74,676	$46,456	62.2%

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2024 was $9,646,000 as compared to 13,857,000 in the same period last year. Cash provided by operating activities consisted of net income of $26,251,000 and decreases to operating cash flows related to adjustments for non–cash items of $1,627,000. There was cash used for working capital needs in the amount of $14,634,000 for the three months ended March 31, 2024 compared to $6,017,000 for the same period a year ago.

On February 21, 2024, Change Healthcare was the target of a ransomware attack. The Company uses Change Healthcare as an intermediary to process and pay our governmental and insurance company healthcare claims. With Change Healthcare’s systems being down during the first quarter of 2024, we had to manually bill the majority of our skilled nursing claims for the months of February and March 2024. Although we manually billed our skilled nursing healthcare claims in February and March 2024, we were not paid as we typically would in the ordinary course of business. At March 31, 2024, our patient accounts receivable balances increased approximately $15 million from our December 31, 2023 accounts receivable balances. We believe this increase in accounts receivable is temporary and over the next several months we expect our accounts receivable balances and operating cash flow to be back to normal levels.

Included in the adjustments for non-cash items are depreciation expense, equity in earnings of unconsolidated investments, unrealized gains on our marketable equity securities, gain on sale of an unconsolidated company, deferred taxes, and stock compensation.

Investing Activities

Net cash used in investing activities totaled $2,415,000 for the three months ended March 31, 2024, compared to $1,427,000 for the three months ended March 31, 2023. Cash used for property and equipment additions was $5,955,000 and $6,640,000 for the three months ended March 31, 2024, and 2023, respectively. Proceeds from the sale of marketable securities, net of purchases, resulted in cash provided by investing activity of $2,912,000 and $5,211,000 for the three months ended March 31, 2024 and 2023, respectively. In January 2024, the Company sold its 50% joint venture ownership interest in a homecare agency resulting in proceeds from the sale of $2,100,000.

Financing Activities

Net cash used in financing activities totaled $12,067,000 for the three months ended March 31, 2024 compared to $12,619,000 for the three months ended March 31, 2023. We made principal payments under our finance lease obligations in the amount of $860,000 and $1,218,000 for the three months ended March 31, 2024 and 2023, respectively. Cash used for dividend payments to common stockholders totaled $9,051,000 in the current year period compared to $8,748,000 for the same period a year ago. Cash provided by the issuance of common stock totaled $8,412,000 for the quarter ended March 31, 2024. We repurchased common shares outstanding in the amount of $9,900,000 and $2,482,000 for the three months ended March 31, 2024 and 2023, respectively.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $93,982,000 and our marketable equity and debt securities of $123,524,000 are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months. We also have substantial value in our unencumbered real estate assets, which could potentially be used as collateral in future borrowing opportunities.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $93,982,000 and our marketable equity and debt securities of $123,524,000. We also have substantial value in our unencumbered real estate assets, which could potentially be used as collateral in future borrowing opportunities.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At March 31, 2024, we have available for sale marketable debt securities in the amount of $124,316,000. The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

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

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At March 31, 2024, the fair value of our marketable equity securities is approximately $152,656,000. Of the $152.7 million equity securities portfolio, our investment in NHI comprises approximately $102.5 million, or 67.1%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $15.3 million. At March 31, 2024, our equity securities had net unrealized gains of $98.0 million. Of the $98.0 million of unrealized gains, $77.7 million is related to our investment in NHI.

Item 4.	Controls and Procedures.

As of March 31, 2024, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

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

During the three months ended March 31, 2024, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: May 9, 2024	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer

Date: May 9, 2024	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Chief Financial
Officer