Form 10-Q
period 2024-06-30
NATIONAL HEALTHCARE CORP
filed 2024-08-08
CIK 1047335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

15,424,426 shares of common stock of the registrant were outstanding as of August 5, 2024.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023

Revenues:
Net patient revenues	$279,918	$269,605	$565,741	$527,612
Other revenues	11,295	12,977	22,648	24,533
Government stimulus income	9,445	-	9,445	-
Net operating revenues and grant income	300,658	282,582	597,834	552,145

Cost and expenses:
Salaries, wages, and benefits	180,076	175,294	363,214	343,118
Other operating	78,154	73,234	155,583	144,723
Facility rent	10,570	9,901	20,918	19,993
Depreciation and amortization	9,338	10,083	19,924	20,131
Interest	-	93	46	191
Total costs and expenses	278,138	268,605	559,685	528,156

Income from operations	22,520	13,977	38,149	23,989

Other income:
Non–operating income	4,956	3,696	10,641	8,019
Unrealized gains on marketable equity securities	9,124	4,650	23,523	6,036

Income before income taxes	36,600	22,323	72,313	38,044
Income tax provision	(9,494)	(6,406)	(18,956)	(10,842)
Net income	27,106	15,917	53,357	27,202
Net (income)/loss attributable to noncontrolling interest	(262)	364	(300)	802

Net income attributable to National HealthCare Corporation	$26,844	$16,281	$53,057	$28,004

Earnings per share attributable to National HealthCare Corporation stockholders:
Basic	$1.74	$1.06	$3.45	$1.83
Diluted	$1.73	$1.06	$3.42	$1.83

Weighted average common shares outstanding:
Basic	15,391,535	15,297,435	15,371,150	15,317,319
Diluted	15,555,612	15,322,344	15,530,624	15,339,240

Dividends declared per common share	$0.61	$0.59	$1.20	$1.16

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023

Net income	$27,106	$15,917	$53,357	$27,202

Other comprehensive income/(loss):
Unrealized gains/(losses) on investments in marketable debt securities	30	(1,378)	(442)	580
Reclassification adjustment for realized losses on sales of marketable debt securities	1,398	20	1,388	20
Income tax (expense)/benefit related to items of other comprehensive income	(296)	158	(251)	(121)
Other comprehensive income/(loss), net of tax	1,132	(1,200)	695	479

Net (income)/loss attributable to noncontrolling interest	(262)	364	(300)	802

Comprehensive income attributable to National HealthCare Corporation	$27,976	$15,081	$53,752	$28,483

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2024	December 31, 2023
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$136,214	$107,076
Restricted cash and cash equivalents, current portion	28,183	17,725
Marketable equity securities	133,317	111,117
Marketable debt securities	488	5,427
Restricted marketable equity securities	21,566	26,779
Restricted marketable debt securities, current portion	2,583	12,822
Accounts receivable	109,387	108,545
Inventories	6,632	7,386
Prepaid expenses and other assets	8,788	8,855
Notes receivable	713	503
Total current assets	447,871	406,235

Property and Equipment:
Property and equipment, at cost	1,073,356	1,101,681
Accumulated depreciation and amortization	(586,163)	(608,352)
Net property and equipment	487,193	493,329

Other Assets:
Restricted cash and cash equivalents, less current portion	1,208	1,167
Restricted marketable debt securities, less current portion	116,724	109,478
Deposits and other assets	10,364	14,786
Operating lease right-of-use assets	80,819	94,201
Goodwill	168,295	168,295
Intangible assets	7,038	7,038
Investments in unconsolidated companies	20,187	16,267
Total other assets	404,635	411,232
Total assets	$1,339,699	$1,310,796

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$21,782	$19,194
Finance lease obligations, current portion	-	860
Operating lease liabilities, current portion	30,233	29,352
Accrued payroll	82,237	84,110
Amounts due to third party payors	18,218	18,369
Accrued risk reserves, current portion	30,766	30,549
Other current liabilities	24,291	22,991
Dividends payable	9,408	9,051
Total current liabilities	216,935	214,476

Operating lease liabilities, less current portion	49,032	63,175
Accrued risk reserves, less current portion	78,488	72,710
Refundable entrance fees	5,856	6,376
Deferred income taxes	23,492	17,200
Other noncurrent liabilities	18,051	26,379
Total liabilities	391,854	400,316

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,422,937 and 15,350,661 shares, respectively, issued and outstanding	154	153
Capital in excess of par value	229,410	227,604
Retained earnings	722,162	687,599
Accumulated other comprehensive loss	(5,909)	(6,604)
Total National HealthCare Corporation stockholders’ equity	945,817	908,752
Noncontrolling interest	2,028	1,728
Total equity	947,845	910,480
Total liabilities and equity	$1,339,699	$1,310,796

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended June 30
	2024	2023
Cash Flows From Operating Activities:
Net income	$53,357	$27,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,924	20,131
Equity in earnings of unconsolidated investments	(651)	(1,756)
Distributions from unconsolidated investments	512	469
Unrealized gains on marketable equity securities	(23,523)	(6,036)
Realized (gains)/losses on sale of marketable securities	(350)	561
Gain on sale of unconsolidated company	(1,024)	-
Deferred income taxes	6,041	1,197
Stock–based compensation	1,969	1,411
Changes in operating assets and liabilities:
Accounts receivable	(842)	(1,274)
Inventories	754	93
Prepaid expenses and other assets	4,489	(13)
Operating lease obligations	120	(623)
Trade accounts payable	2,588	(2,438)
Accrued payroll	(1,873)	(5,181)
Amounts due to third party payors	(151)	(972)
Accrued risk reserves	5,995	3,751
Other current liabilities	1,300	9,786
Other noncurrent liabilities	(8,328)	6,870
Net cash provided by operating activities	60,307	53,178
Cash Flows From Investing Activities:
Purchases of property and equipment	(13,788)	(12,789)
Acquisition of skilled nursing facility	-	(2,700)
Proceeds from the sale of unconsolidated company	2,100	-
Investments in notes receivable	(210)	(403)
Investments in unconsolidated companies	(4,856)	-
Purchases of marketable securities	(18,898)	(14,406)
Proceeds from sale of marketable securities	34,662	28,051
Net cash used in investing activities	(990)	(2,247)
Cash Flows From Financing Activities:
Principal payments under finance lease obligations	(860)	(2,455)
Dividends paid to common stockholders	(18,137)	(17,481)
Issuance of common shares	11,239	6
Repurchase of common shares	(11,402)	(2,482)
Entrance fee refunds	(520)	(479)
Net cash used in financing activities	(19,680)	(22,891)
Net Increase in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	39,637	28,040
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	125,968	74,865
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$165,605	$102,905

Balance Sheet Classifications:
Cash and cash equivalents	$136,214	$78,492
Restricted cash and cash equivalents	29,391	24,413
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$165,605	$102,905

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

For the six months ended June 30, 2024:

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders' Equity
Balance at January 1, 2024	15,350,661	$153	$227,604	$687,599	$(6,604)	$1,728	$910,480
Net income	–	–	–	26,213	–	38	26,251
Other comprehensive loss	–	–	–	–	(437)	–	(437)
Stock–based compensation	–	–	793	–	–	–	793
Shares sold – options exercised	150,194	1	8,412	–	–	–	8,413
Repurchase of common shares	(101,131)	–	(9,900)	–	–	–	(9,900)
Dividends declared to common stockholders ($0.59 per share)	–	–	–	(9,086)	–	–	(9,086)
Balance at March 31, 2024	15,399,724	$154	$226,909	$704,726	$(7,041)	$1,766	926,514
Net income	–	–	–	26,844	–	262	27,106
Other comprehensive income	–	–	–	–	1,132	–	1,132
Stock–based compensation	–	–	1,176	–	–	–	1,176
Shares sold – options exercised	38,849	–	2,827	–	–	–	2,827
Repurchase of common shares	(15,636)	–	(1,502)	–	–	–	(1,502)
Dividends declared to common stockholders ($0.61 per share)	–	–	–	(9,408)	–	–	(9,408)
Balance at June 30, 2024	15,422,937	154	229,410	722,162	(5,909)	2,028	947,845

For the six months ended June 30, 2023:

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders' Equity
Balance at January 1, 2023	15,357,746	$153	$226,991	$656,664	$(9,532)	$3,238	$877,514
Net income	–	–	–	11,723	–	(438)	11,285
Other comprehensive income	–	–	–	–	1,679	–	1,679
Stock–based compensation	–	–	639	–	–	–	639
Shares sold – options exercised	7,046	–	–	–	–	–	–
Repurchase of common shares	(44,349)	–	(2,482)	–	–	–	(2,482)
Dividends declared to common stockholders ($0.57 per share)	–	–	–	(8,733)	–	–	(8,733)
Balance at March 31, 2023	15,320,443	$153	$225,148	$659,654	$(7,853)	$2,800	$879,902
Net income	–	–	–	16,281	–	(364)	15,917
Other comprehensive loss	–	–	–	–	(1,200)	–	(1,200)
Stock–based compensation	–	–	772	–	–	–	772
Shares sold – options exercised	100	–	6	–	–	–	6
Dividends declared to common stockholders ($0.59 per share)	–	–	–	(9,039)	–	–	(9,039)
Balance at June 30, 2023	15,320,543	$153	$225,926	$666,896	$(9,053)	$2,436	$886,358

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2024

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of June 30, 2024, we operate or manage, through certain affiliates, 65 skilled nursing facilities with a total of 8,421 licensed beds, 24 assisted living facilities with 1,365 units, five independent living facilities, three behavioral health hospitals, 34 homecare agencies, and 30 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 8 states and are located primarily in the southeastern United States.

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

The Company determines the transaction price based on established billing rates reduced by explicit price concessions provided to third party payors. Explicit price concessions are based on contractual agreements and historical experience. The Company considers the patient's ability and intent to pay the amount of consideration upon admission. Credit losses are recorded as bad debt expense, which is included as a component of other operating expenses in the interim condensed consolidated statements of operations. Bad debt expense was $2,053,000 and $4,524,000 for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2023, bad debt expense was $1,852,000 and $3,663,000, respectively. As of June 30, 2024 and December 31, 2023, the Company has recorded allowance for doubtful accounts of $10,074,000 and $8,054,000, respectively, as our best estimate of expected losses inherent in the accounts receivable balance.

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

Government Grants

We account for government grants in accordance with International Accounting Standards ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance, and as such, we recognize grant income on a systematic basis in line with the recognition of specific expenses and lost revenues for which the grants are intended to compensate.

During the second quarter of 2024, all conditions related to the Employee Retention Credit ("ERC") were met and the credit was recognized as government stimulus income. The ERC was established by the CARES Act and intended to help businesses retain their workforce and avoid layoffs during the pandemic. The ERC provided a per employee credit to eligible businesses based on a percentage of qualified wages and health insurance benefits paid to employees. The qualified wages and health insurance benefits paid by the Company were related to the second, third and fourth quarters of 2020.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation and incentive compensation, which were $7,226,000 and $13,390,000 for the three and six months ended June 30, 2024, respectively. General and administrative costs were $4,995,000 and $10,648,000 for the three and six months ended June 30, 2023, respectively. The increased general and administrative costs incurred during 2024 are due to acquisition-related expenses for the White Oak Senior Living portfolio. See Note 16 - Subsequent Events for additional detail regarding the acquisition.

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

Business Combinations

We account for acquisitions using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Acquisitions are accounted for as purchases and are included in our consolidated financial statements from their respective acquisition dates. Assets acquired and liabilities assumed, if any, are measured at fair value on the acquisition date using the appropriate valuation method. Goodwill generated from acquisitions is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. In determining the fair value of identifiable assets, we use various valuation techniques. These valuation methods require us to make estimates and assumptions surrounding projected revenues and costs, future growth, and discount rates

Goodwill and Other Intangible Assets

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

We also annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded with a corresponding charge to income. As of June 30, 2024, and December 31, 2023, we have recorded a future service obligation liability in the amount of $1,606,000. This obligation is reflected within other noncurrent liabilities in the interim condensed consolidated balance sheets.

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

Reclassifications

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

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

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Net patient revenues:
Inpatient services	$245,385	$236,760	$497,638	$462,929
Homecare and hospice	34,533	32,845	68,103	64,683
Total net patient revenue	$279,918	$269,605	$565,741	$527,612

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

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
Source	2024	2023	2024	2023
Medicare	33%	35%	33%	35%
Managed Care	10%	9%	10%	10%
Medicaid	29%	30%	29%	29%
Private Pay and Other	28%	26%	28%	26%
Total	100%	100%	100%	100%

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

State Relief Supplemental Funding

The Company received supplemental Medicaid payments from various states, including healthcare relief funding under the American Rescue Plan Act ("ARPA") and other state specific relief programs.  The funding generally incorporates specific use requirements primarily for direct patient care including labor related expenses or various patient care related expenses.  We have recorded $2,585,000 and $6,247,000 in net patient revenues for these supplemental Medicaid payments for the three months ended June 30, 2024 and 2023, respectively. We have recorded $6,047,000 and $11,130,000 in net patient revenues for these supplemental Medicaid payments for the six months ended June 30, 2024 and 2023, respectively.

Third Party Payors

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Noncompliance with such laws and regulations can be subject to regulatory actions including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are following all applicable laws and regulations.

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe that any differences between the net revenues recorded, and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $18,218,000 and $18,369,000 as of June 30, 2024 and December 31, 2023, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Rental income	$6,028	$5,965	$11,987	$12,009
Management and accounting services fees	4,081	5,763	8,518	9,860
Insurance services	816	882	1,688	1,930
Other	370	367	455	734
Total other revenues	$11,295	$12,977	$22,648	$24,533

Rental Income

The Company leases real estate assets consisting of skilled nursing facilities and assisted living facilities to third party operators. Additionally, we sublease four Florida skilled nursing facilities included in our lease from National Health Investors (“NHI”) as noted in Note 7 – Long Term Leases.

Management Fees from National Health Corporation

We manage five skilled nursing facilities owned by National Health Corporation (“National”). We recognized management fees and interest on management fees from these facilities of $1,346,000 and $1,276,000 for the three months ended June 30, 2024 and 2023, respectively. We recognized management fees and interest on management fees of $2,666,000 and $2,466,000 from these facilities for the six months ended June 30, 2024 and 2023, respectively.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended June 30, 2024 and 2023 were $527,000 and $570,000, respectively. The premium revenues reflected in the interim condensed consolidated statements of operations for the six months ended June 30, 2024 and 2023 were $1,109,000 and $1,307,000, respectively. Associated losses and expenses including those for self-insurance are included in the interim condensed consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended June 30, 2024 and 2023 were $289,000 and $312,000, respectively. The premium revenues reflected in the interim condensed consolidated statements of operations for the six months ended June 30, 2024 and 2023 were $579,000 and $623,000, respectively. Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of operations as "Other operating costs and expenses".

Note 5 – Non–Operating Income

Non–operating income is comprised of the following (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Dividends and net realized gains and losses on sales of securities	$1,724	$1,681	$3,780	$2,914
Interest income	2,648	1,794	5,186	3,349
Equity in earnings of unconsolidated investments	584	221	651	1,756
Gain on sale of unconsolidated company	-	-	1,024	-
Total non-operating income	$4,956	$3,696	$10,641	$8,019

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended June 30, 2024
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$245,385	$34,533	$-	$279,918
Other revenues	324	-	10,971	11,295
Government stimulus income	-	-	9,445	9,445
Net operating revenues and grant income	245,709	34,533	20,416	300,658

Costs and expenses:
Salaries, wages, and benefits	148,059	21,296	10,721	180,076
Other operating	66,813	6,394	4,947	78,154
Rent	8,262	567	1,741	10,570
Depreciation and amortization	8,383	186	769	9,338
Interest	-	-	-	-
Total costs and expenses	231,517	28,443	18,178	278,138

Income from operations	14,192	6,090	2,238	22,520
Non-operating income	-	-	4,956	4,956
Unrealized gains on marketable equity securities	-	-	9,124	9,124

Income before income taxes	$14,192	$6,090	$16,318	$36,600

	Three Months Ended June 30, 2023
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$236,760	$32,845	$-	$269,605
Other revenues	326	-	12,651	12,977
Net operating revenues	237,086	32,845	12,651	282,582

Costs and expenses:
Salaries, wages, and benefits	144,666	20,494	10,134	175,294
Other operating	64,535	5,990	2,709	73,234
Rent	7,857	543	1,501	9,901
Depreciation and amortization	9,153	184	746	10,083
Interest	93	-	-	93
Total costs and expenses	226,304	27,211	15,090	268,605

Income/(loss) from operations	10,782	5,634	(2,439)	13,977
Non-operating income	-	-	3,696	3,696
Unrealized gains on marketable equity securities	-	-	4,650	4,650

Income before income taxes	$10,782	$5,634	$5,907	$22,323

	Six Months Ended June 30, 2024
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$497,638	$68,103	$-	$565,741
Other revenues	339	-	22,309	22,648
Government stimulus income	-	-	9,445	9,445
Net operating revenues and grant income	497,977	68,103	31,754	597,834

Costs and expenses:
Salaries, wages, and benefits	298,949	42,305	21,960	363,214
Other operating	135,496	12,367	7,720	155,583
Rent	16,374	1,133	3,411	20,918
Depreciation and amortization	18,013	374	1,537	19,924
Interest	46	-	-	46
Total costs and expenses	468,878	56,179	34,628	559,685

Income/(loss) from operations	29,099	11,924	(2,874)	38,149
Non-operating income	-	-	10,641	10,641
Unrealized gains on marketable equity securities	-	-	23,523	23,523

Income before income taxes	$29,099	$11,924	$31,290	$72,313

	Six Months Ended June 30, 2023
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$462,929	$64,683	$-	$527,612
Other revenues	597	-	23,936	24,533
Net operating revenues	463,526	64,683	23,936	552,145

Costs and expenses:
Salaries, wages, and benefits	283,605	40,737	18,776	343,118
Other operating	128,245	11,488	4,990	144,723
Rent	15,709	1,101	3,183	19,993
Depreciation and amortization	18,271	369	1,491	20,131
Interest	191	-	-	191
Total costs and expenses	446,021	53,695	28,440	528,156

Income/(loss) from operations	17,505	10,988	(4,504)	23,989
Non-operating income	-	-	8,019	8,019
Unrealized gains on marketable equity securities	-	-	6,036	6,036

Income before income taxes	$17,505	$10,988	$9,551	$38,044

Note 7 – Long-Term Leases

Operating Leases

At June 30, 2024, we lease from NHI the real property of 28 skilled nursing facilities, five assisted living centers and three independent living centers under one lease agreement. As part of the lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator. The lease includes base rent plus a percentage rent. The annual base rent is $32,625,000 in 2024, $32,225,000 in 2025, and $31,975,000 in 2026 with the lease term expiring in December 2026. The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Total facility rent expense to NHI was $9,814,000 and $9,124,000 for the three months ended June 30, 2024 and 2023, respectively. Total facility rent expense to NHI was $19,286,000 and $18,419,000 for the six months ended June 30, 2024 and 2023, respectively.

Minimum Lease Payments

The following table summarizes the maturity of our operating lease liabilities as of June 30, 2024 (in thousands):

Operating Leases
2025	$34,407
2026	33,695
2027	16,985
2028	524
2029	219
Thereafter	87
Total minimum lease payments	85,917
Less: amounts representing interest	(6,652)
Present value of future minimum lease payments	79,265
Less: current portion	(30,233)
Noncurrent lease liabilities	$49,032

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

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for share and per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Basic:
Weighted average common shares outstanding	15,391,535	15,297,435	15,371,150	15,317,319
Net income attributable to National HealthCare Corporation	$26,844	$16,281	$53,057	$28,004
Earnings per common share, basic	$1.74	$1.06	$3.45	$1.83

Diluted:
Weighted average common shares outstanding	15,391,535	15,297,435	15,371,150	15,317,319
Effects of dilutive instruments	164,077	24,909	159,474	21,921
Weighted average common shares outstanding	15,555,612	15,322,344	15,530,624	15,339,240

Net income attributable to National HealthCare Corporation	$26,844	$16,281	$53,057	$28,004
Earnings per common share, diluted	$1.73	$1.06	$3.42	$1.83

For the six months ended June 30, 2024 and 2023, 233,486 and 641,310, respectively, of stock options have been excluded from the calculation of diluted weighted average shares of common stock outstanding because the inclusion of these securities would have an anti-dilutive effect.

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

Marketable securities consist of the following (in thousands):

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$133,317	$30,176	$111,117
Corporate debt securities	494	488	2,497	2,441
U.S. Treasury securities	–	–	2,990	2,986
Restricted investments available for sale:
Marketable equity securities	17,597	21,566	24,134	26,779
Corporate debt securities	57,688	55,536	59,586	57,731
Asset-based securities	18,421	16,924	19,388	17,659
U.S. Treasury securities	46,019	43,094	46,771	42,863
State and municipal securities	3,839	3,753	4,106	4,047
	$174,234	$274,678	$189,648	265,623

Included in the marketable equity securities are the following (in thousands, except share amounts):

	June 30, 2024			December 31, 2023
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$110,443	1,630,642	$24,734	$91,071

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	June 30, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$20,602	$20,058	$19,664	$19,328
1 to 5 years	71,239	67,679	81,517	77,118
6 to 10 years	34,007	31,582	33,515	30,802
Over 10 years	613	476	642	479
	$126,461	$119,795	$135,338	$127,727

Gross unrealized gains related to marketable equity securities are $107,735,000 and $84,514,000 as of June 30, 2024 and December 31, 2023, respectively. Gross unrealized losses related to marketable equity securities are $625,000 and $928,000 as of June 30, 2024 and December 31, 2023, respectively. For the three months ended June 30, 2024 and 2023, the Company recognized net unrealized gains of $9,124,000 and $4,650,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations. For the six months ended June 30, 2024 and 2023, the Company recognized net unrealized gains of $23,523,000 and 6,036,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations.

Gross unrealized gains related to available for sale marketable debt securities are $142,000 and $326,000 as of June 30, 2024 and December 31, 2023, respectively. Gross unrealized losses related to available for sale marketable debt securities are $6,808,000 and $7,937,000 as of June 30, 2024 and December 31, 2023, respectively.

The Company’s unrealized losses in our available for sale marketable debt securities were determined to be non-credit related. The Company has not recognized any credit related impairments for the six months ended  June 30, 2024 and 2023.

For the marketable debt securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.

Proceeds from the sale of available for sale marketable securities during the six months ended June 30, 2024 and 2023 were $34,662,000 and $28,051,000, respectively. Investment gains of $350,000 and investment losses of $561,000 were realized on these sales during the six months ended June 30, 2024 and 2023, respectively.

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

The following table summarizes fair value measurements by level at June 30, 2024 and December 31, 2023 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
June 30, 2024	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$136,214	$136,214	$–	$–
Restricted cash and cash equivalents	29,391	29,391	–	–
Marketable equity securities	154,883	154,883	–	–
Corporate debt securities	56,024	40,169	15,855	–
Asset–backed securities	16,924	–	16,446	478
U.S. Treasury securities	43,094	43,094	–	–
State and municipal securities	3,753	–	3,753	–
Total financial assets	$440,283	$403,751	$36,054	$478

	Fair Value Measurements Using
December 31, 2023	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$107,076	$107,076	$–	$–
Restricted cash and cash equivalents	18,892	18,892	–	–
Marketable equity securities	137,896	137,896	–	–
Corporate debt securities	60,171	42,860	17,311	–
Asset–backed securities	17,659	–	17,210	449
U.S. Treasury securities	45,850	45,850	–	–
State and municipal securities	4,047	–	4,047	–
Total financial assets	$391,591	$352,574	$38,568	$–

Note 11 – Goodwill and Other Intangible Assets

At June 30, 2024, the Company reviewed the carrying value of goodwill for impairment indicators. As a result of the review, there were no impairment indicators regarding the Company’s goodwill that required a quantitative test to be performed. However, our accounting estimates could materially change from period to period due to changing market factors. We will continue to monitor future events, changes in circumstances, and the potential impact thereof. If actual results are not consistent with our assumptions and estimates, we may be exposed to future goodwill impairment losses.

At June 30, 2024, the following table represents the activity related to our goodwill by segment (in thousands):

	Inpatient Services	Homecare and Hospice	All Other	Total
January 1, 2024	$3,741	$164,554	$–	$168,295
Additions	–	–	–	–
June 30, 2024	$3,741	$164,554	$–	$168,295

We also have recorded indefinite-lived intangible assets that consist of trade names ($4,340,000) and certificates of need and licenses ($2,698,000).

Note 12 - Stock Repurchase Program

During the six months ended June 30, 2024, the Company repurchased 116,767 shares of its common stock for a total cost of $11,402,000. During the six months ended June 30, 2023, the Company repurchased 44,349 shares of its common stock for a total cost of $2,482,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Note 13 – Stock–Based Compensation

NHC recognizes stock–based compensation expense for all stock options granted over the requisite service period using the fair value at the date of grant using the Black–Scholes pricing model. Stock–based compensation totaled $1,175,000 and $772,000 for the three months ended June 30, 2024 and 2023, respectively. Stock-based compensation totaled $1,969,000 and $1,411,000 for the six months ended June 30, 2024 and 2023, respectively. Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of operations.

At June 30, 2024, the Company had $6,962,000 of unrecognized compensation cost related to unvested stock–based compensation awards. This unrecognized compensation cost will be amortized over an approximate two-year period.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the six months ended June 30, 2024 and for the year ended December 31, 2023.

	June 30, 2024	December 31, 2023
Risk–free interest rate	4.40%	4.52%
Expected volatility	24.1%	29.3%
Expected life, in years	2.9	2.9
Expected dividend yield	2.63%	4.41%

The following table summarizes our outstanding stock options for the six months ended June 30, 2024 and for the year ended December 31, 2023.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2023	445,144	$66.62	$–
Options granted	299,278	54.44	–
Options exercised	(103,481)	64.72	–
Options cancelled	(52,407)	60.58	–
Options outstanding at December 31, 2023	588,534	61.30	–
Options granted	297,986	94.42	–
Options exercised	(176,623)	63.53	–
Options cancelled	(25,702)	74.47	–
Options outstanding at June 30, 2024	684,195	74.65	$23,089,169

Options exercisable at June 30, 2024	187,856	64.05	$8,331,795

Options Outstanding June 30, 2024	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
354,954	53.94	-	69.19	59.08	3.2
329,241	71.64	-	96.03	91.44	4.2
684,195				74.65	3.7

Note 14 – Income Taxes

The Company's income tax provision as a percentage of our income before income taxes was 25.9% and 28.7% for the three months ended June 30, 2024 and 2023, respectively.

The Company's income tax provision as a percentage of our income before income taxes was 26.2% and 28.5% for the six months ended June 30, 2024 and 2023, respectively.

Typically, these percentages vary from the U.S. federal statutory income tax rate of 21% primarily due to state income taxes, excess tax benefits from stock-based compensation, benefits resulting from the lapsing of statute of limitations of items in our tax contingency reserve, and non-deductible expenses. For the three months and six months ended June 30, 2024, the accrual of state income tax was the most significant reconciling item. For the three and six months ended June 30, 2023, the accrual of state income tax was the only significant reconciling items.

Our quarterly income tax provision, and our estimate of our annual effective income tax rate, is subject to variation due to several factors, including volatility based on the amount of pre-tax income or loss.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2020 (with certain state exceptions).

Note 15 – Contingencies and Commitments

Accrued Risk Reserves

We have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned and leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $109,254,000 and $103,259,000 at June 30, 2024 and December 31, 2023, respectively. The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Civil Investigative Demand

On or about May 21, 2024, Caris Healthcare, L.P. (“Caris”) received a Civil Investigative Demand (“CID”) from the U.S. Attorney’s Office for the Eastern District of Tennessee. The CID requests the production of certain medical records for patients at Caris’ Nashville office and other documents related to the billing for hospice services for the period of January 1, 2019, through the date of the CID. The Company is cooperating with respect to the requests and remains in the process of responding to the CID.

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

Note 16 – Subsequent Events

White Oak Senior Living Asset Acquisition

On August 1, 2024, the Company purchased the White Oak Senior Living (“White Oak”) portfolio including its long-term care pharmacy for a purchase price of approximately $221,400,000. White Oak’s portfolio consists of six skilled nursing facilities in North Carolina, three of which are continuing care retirement centers, and including one leased facility. The portfolio also includes nine skilled nursing facilities in South Carolina, one of which also includes assisted and independent living units. The acquisition represents both an expansion of NHC’s operations into a new state and a strategic advancement of its growth in its existing operational footprint. NHC currently operates multiple skilled nursing facilities in South Carolina, as well as a long-term care pharmacy.

The following table contains unaudited pro forma interim condensed consolidated statements of operations information for the three months and six months ended June 30, 2024 and 2023, assuming that the White Oak acquisition closed on January 1, 2023 (in thousands).

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Net patient revenues	$334,906	$318,606	$675,324	$624,381
Net operating revenues and grant income	355,631	331,738	707,393	649,370
Total costs and expenses	332,379	319,253	667,183	630,599
Income from operations	23,252	12,485	40,210	18,771
Non-operating income	4,956	3,696	10,641	8,019
Income before income taxes	37,332	20,831	74,374	32,826
Net income attributable to NHC	$27,386	$15,177	$54,582	$24,143

New $200 Million Credit Facility

On August 1, 2024, the Company entered into a $200,000,000 senior credit facility with a five-year term consisting of a $50,000,000 revolving facility and a $150,000,000 term facility (the “Credit Facility”).  The Credit Facility is for general corporate purposes, including working capital and acquisitions.  The loans bear interest at either (i) Term Secured Overnight Financing Rate (“SOFR”) for interest periods of one, three or six months, plus the applicable margin or, at NHC’s option, (ii) the Base Rate plus the applicable margin.  The applicable margin is an interest rate per annum between 1.30% and 1.65% for Term SOFR loans and between .30% and .65% for Base Rate loans, depending upon the Company meeting certain conditions.

NHC’s obligations under the Credit Facility are unsecured. The Credit Facility contains customary representations and warranties, financial covenants, and other customary affirmative and negative covenants. The Credit Facility also contains customary events of default.

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

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of June 30. 2024, we operate or manage, through certain affiliates, 65 skilled nursing facilities with a total of 8,421 licensed beds, 24 assisted living facilities with 1,365 units, five independent living facilities, three behavioral health hospitals, 34 homecare agencies, and 30 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 8 states and are located primarily in the southeastern United States.

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

Summary of Goals and Areas of Focus

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for the three months ending June 30, 2024 was 89.0% compared to 87.9% for the same period a year ago.  For the six months ended June 30, 2024, overall census in our owned and leased skilled nursing facilities was 88.7% compared to 87.7% for the same period a year ago.

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

The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of June 30, 2024:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	65
Number of 4 and 5-star rated skilled nursing facilities	40
Percentage of 4 and 5-star rated skilled nursing facilities	62%	36%
Average rating for all skilled nursing facilities, end of period	3.5	2.6

Development and Growth

We are undertaking to expand our senior care operations while protecting our existing operations and markets. The following table lists our recent development activities.

Type of Operation	Description	Size	Location	Placed in Service
Hospice	New Agency	1 agency	Cedar Bluff, VA	March 2023
Skilled Nursing	Acquisition	66 beds	Nashville, TN	May 2023
Homecare	New Agency	1 agency	Tallahassee, FL	May 2023
Assisted Living Facility	New Operations	135 units	Vero Beach, FL	July 2023
Assisted Living Facility	New Operations	95 units	Merritt Island, FL	July 2023
Assisted Living Facility	New Operations	100 units	Stuart, FL	July 2023
Hospice	New Agency	1 agency	Morristown, TN	April 2024
Hospice	New Agency	1 agency	Lawrenceburg, TN	July 2024

On August 1, 2024, the Company purchased the White Oak portfolio including its long-term care pharmacy. White Oak’s portfolio consists of six skilled nursing facilities in North Carolina, three of which are continuing care retirement centers, and including one leased facility. The portfolio also includes nine skilled nursing facilities in South Carolina, one of which also includes assisted and independent living units. The total portfolio consists of 1,928 licensed beds, 48 assisted living units, and 302 independent living units.

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $109,254,000 at June 30, 2024 and are a primary area of management focus. We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

In July 2024, CMS released its final rule outlining fiscal year 2025 Medicare payment rates and policy changes for skilled nursing facilities, which will begin on October 1, 2024. The fiscal year 2025 rule equates to a net 4.2% increase in Medicare Part A payments to SNFs in fiscal year 2025 compared to 2024 levels. The rule includes a market basket increase of 3.0%, an increase of 1.7% to the market basket forecast error adjustment, and a negative 0.5% productivity adjustment. This final rule also changes CMS’ enforcement policies to impose more equitable and consistent civil monetary penalties ("CMPs") for health and safety violations as part of the agency’s ongoing work to increase the safety and care provided in America’s nursing homes. CMS revised the regulation to expand the type of CMPs that can be imposed to allow for more per instance and per day CMPs to be imposed, as appropriate. In the final rule it also finalized updates to the SNF Quality Reporting Program ("QRP") to better account for adverse social conditions that negatively impact individuals’ health or healthcare. CMS also finalized its proposal to adopt a data validation process for the SNF QRP beginning the same year.

For the first six months of 2024, our average Medicare per diem rate for skilled nursing facilities increased 5.0% as compared to the same period in 2023.

Medicaid – Skilled Nursing Facilities

Effective July 1, 2024 and for the fiscal year 2025, the state of Tennessee implemented specific individual nursing facility increases. We estimate the resulting increase in revenue for the 2025 fiscal year will be approximately $11,000,000 annually, or $2,750,000 per quarter. Additionally, the state of Tennessee implemented non-recurring rate increases for fiscal year 2025 for continued stabilization payments and Medicaid rate rebasing. These non-recurring rate increases will result in an additional increase in revenue for the 2025 fiscal year of approximately $8,200,000 annually, or $2,050,000 per quarter.

Effective October 1, 2023 and for the fiscal year 2024, the state of South Carolina implemented specific individual nursing facility increases. We estimate the resulting increase in revenue for the 2024 fiscal year will be approximately $9,000,000 annually, or $2,250,000 per quarter.

Effective July 1, 2024 and for the fiscal year 2025, the state of Missouri implemented specific individual nursing facility increases. We estimate the resulting increase in revenue for the 2025 fiscal year will be approximately $1,784,000 annually, or $446,000 per quarter.

We have also received from many of the states in which we operate a supplemental Medicaid payment to help mitigate the inflationary labor and medical supplies costs resulting from the pandemic. We have recorded $2,585,000 and $6,247,000 in net patient revenues for these supplemental Medicaid payments for the three months ended June 30, 2024 and 2023, respectively. We have recorded $6,047,000 and $11,130,000 in net patient revenues for these supplemental Medicaid payments for the six months ended June 30, 2024 and 2023, respectively.

For the first six months of 2024, our average Medicaid per diem increased 8.1% compared to the same period in 2023.

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

In June 2024, CMS released its proposed rule outlining fiscal year 2025 Medicare payment rates. CMS projects payments to home health agencies in fiscal year 2025 will decrease by 1.7% or $280 million, relative to the prior year. This decrease reflects a 2.5% home health payment update, reduced by a 3.6% decrease related to the Patient-Driven Groupings Model (“PDGM”) rebalancing and an estimated 0.6% decrease that reflects a proposed fixed dollar loss for outlier payments. As required by the Bipartisan Budget Act of 2018, this rule proposes a permanent prospective adjustment to the CY2025 home health payment rate to account for the impact of implementing the PDGM. This adjustment accounts for differences between assumed behavior changes and actual behavior changes on estimated aggregate expenditures due to the CY2020 implementation of PDGM and the change to a 30-day unit of payment.

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

In July 2024, CMS released its final rule outlining fiscal year 2025 Medicare payment rates. CMS issued a rate increase of 2.9%, or $790 million, effective October 1, 2024. This increase is the result of a 3.4% market basket increase reduced by a 0.5% productivity adjustment. The FY2025 hospice payment update also includes an update to the statutory aggregate cap amount, which limits the overall payments per patient that are made annually. The cap amount for FY2025 is $34,465.

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended June 30, 2024
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$245,385	$34,533	$-	$279,918
Other revenues	324	-	10,971	11,295
Government stimulus income	-	-	9,445	9,445
Net operating revenues and grant income	245,709	34,533	20,416	300,658

Costs and expenses:
Salaries, wages, and benefits	148,059	21,296	10,721	180,076
Other operating	66,813	6,394	4,947	78,154
Rent	8,262	567	1,741	10,570
Depreciation and amortization	8,383	186	769	9,338
Interest	-	-	-	-
Total costs and expenses	231,517	28,443	18,178	278,138

Income from operations	14,192	6,090	2,238	22,520
Non-operating income	-	-	4,956	4,956
Unrealized gains on marketable equity securities	-	-	9,124	9,124

Income before income taxes	$14,192	$6,090	$16,318	$36,600

	Three Months Ended June 30, 2023
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$236,760	$32,845	$-	$269,605
Other revenues	326	-	12,651	12,977
Net operating revenues	237,086	32,845	12,651	282,582

Costs and expenses:
Salaries, wages, and benefits	144,666	20,494	10,134	175,294
Other operating	64,535	5,990	2,709	73,234
Rent	7,857	543	1,501	9,901
Depreciation and amortization	9,153	184	746	10,083
Interest	93	-	-	93
Total costs and expenses	226,304	27,211	15,090	268,605

Income/(loss) from operations	10,782	5,634	(2,439)	13,977
Non-operating income	-	-	3,696	3,696
Unrealized gains on marketable equity securities	-	-	4,650	4,650

Income before income taxes	$10,782	$5,634	$5,907	$22,323

	Six Months Ended June 30, 2024
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$497,638	$68,103	$-	$565,741
Other revenues	339	-	22,309	22,648
Government stimulus income	-	-	9,445	9,445
Net operating revenues and grant income	497,977	68,103	31,754	597,834

Costs and expenses:
Salaries, wages, and benefits	298,949	42,305	21,960	363,214
Other operating	135,496	12,367	7,720	155,583
Rent	16,374	1,133	3,411	20,918
Depreciation and amortization	18,013	374	1,537	19,924
Interest	46	-	-	46
Total costs and expenses	468,878	56,179	34,628	559,685

Income/(loss) from operations	29,099	11,924	(2,874)	38,149
Non-operating income	-	-	10,641	10,641
Unrealized gains on marketable equity securities	-	-	23,523	23,523

Income before income taxes	$29,099	$11,924	$31,290	$72,313

	Six Months Ended June 30, 2023
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$462,929	$64,683	$-	$527,612
Other revenues	597	-	23,936	24,533
Net operating revenues	463,526	64,683	23,936	552,145

Costs and expenses:
Salaries, wages, and benefits	283,605	40,737	18,776	343,118
Other operating	128,245	11,488	4,990	144,723
Rent	15,709	1,101	3,183	19,993
Depreciation and amortization	18,271	369	1,491	20,131
Interest	191	-	-	191
Total costs and expenses	446,021	53,695	28,440	528,156

Income/(loss) from operations	17,505	10,988	(4,504)	23,989
Non-operating income	-	-	8,019	8,019
Unrealized gains on marketable equity securities	-	-	6,036	6,036

Income before income taxes	$17,505	$10,988	$9,551	$38,044

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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes the unrealized gains or losses on our marketable equity securities, operating results for newly opened facilities or agencies not at full capacity, gains on sale of unconsolidated companies, share-based compensation expense, acquisition-related expenses, and the recognition of the employee retention credit is helpful in allowing investors to assess the Company’s operations more accurately.

The operating results for newly opened facilities or agencies not at full capacity include newly constructed healthcare facilities or agencies that are still considered in the start-up phase, which are two hospice agencies for the three and six months ended June 30, 3024. For the three and six months ended June 30, 2023, included are two behavioral health hospitals, two homecare agencies, and two hospice agencies. The acquisition-related expenses represent expenses incurred to acquire the White Oak portfolio that are not capitalizable.

The tables below provide reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023

Net income attributable to National Healthcare Corporation	$26,844	$16,281	$53,057	$28,004
Non-GAAP adjustments:
Unrealized gains on marketable equity securities	(9,124)	(4,650)	(23,523)	(6,036)
Operating results for newly opened facilities or agencies not at full capacity	20	333	20	1,550
Share-based compensation expense	1,176	772	1,969	1,411
Gain on sale of unconsolidated company	-	-	(1,024)	-
Acquisition-related expenses	2,194	-	2,194	-
Employee retention credit	(9,445)	-	(9,445)	-
Income tax provision on non-GAAP adjustments	3,947	922	7,750	800
Non-GAAP Net income	$15,612	$13,658	$30,998	$25,729

GAAP diluted earnings per share	$1.73	$1.06	$3.42	$1.83
Non-GAAP adjustments:
Unrealized gains on marketable equity securities	(0.43)	(0.23)	(1.12)	(0.29)
Operating results for newly opened facilities or agencies not at full capacity	-	0.02	-	0.07
Share-based compensation expense	0.05	0.04	0.10	0.07
Gain on sale of unconsolidated company	-	-	(0.05)	-
Acquisition-related expenses	0.10	-	0.10	-
Employee retention credit	(0.45)	-	(0.45)	-
Non-GAAP diluted earnings per share	$1.00	$0.89	$2.00	$1.68

Results of Operations

The following table and discussion set forth items from the interim condensed consolidated statements of operations as a percentage of net operating revenues and grant income for the three and six months ended June 30, 2024 and 2023.

Percentage of Net Operating Revenues

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Net operating revenues	100.0%	100.0%	100%	100%
Costs and expenses:
Salaries, wages, and benefits	59.9	62.0	60.8	62.2
Other operating	26.0	25.9	26.0	26.2
Facility rent	3.5	3.5	3.5	3.6
Depreciation and amortization	3.0	3.6	3.2	3.6
Interest	0.1	0.1	0.1	0.1
Total costs and expenses	92.5	95.1	93.6	95.7
Income from operations	7.5	4.9	6.4	4.3
Non–operating income	1.6	1.4	1.8	1.5
Unrealized gains on marketable equity securities	3.1	1.6	3.9	1.1
Income before income taxes	12.2	7.9	12.1	6.9
Income tax provision	(3.2)	(2.3)	(3.1)	(2.0)
Net income	9.0	5.6	9.0	4.9
Net (income)/loss attributable to noncontrolling interest	(0.1)	0.2	(0.1)	0.2
Net income attributable to stockholders of NHC	8.9	5.8	8.9	5.1

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Results for the quarter ended June 30, 2024 compared to the second quarter of 2023 include a 6.4% increase in net operating revenues and grant income. For the quarter ended June 30, 2024, GAAP net income attributable to NHC was $26,844,000 compared to $16,281,000 for the same period in 2023. Excluding the unrealized gains in our marketable equity securities portfolio and other non-GAAP adjustments, adjusted net income for the quarter ended June 30, 2024 was $15,612,000 compared to $13,658,000 for the same period in 2023. The increase in adjusted net income for the three months ended June 30, 2024 compared to the same period of 2023 was primarily due to the per diem increases in our skilled nursing and assisted living facilities and the continued reduction of nurse agency staffing expense within our operations.

During the three months ended June 30, 2024, the Company recognized $9,445,000 related to the Employee Retention Credit (“ERC”) that was established by the CARES Act and intended to help businesses retain their workforce and avoid layoffs during the pandemic. The ERC provided a per employee credit to eligible businesses based on a percentage of qualified wages and health insurance benefits paid to employees. During the second quarter of 2024, all conditions related to the assistance were met and the credit was recognized as government stimulus income.

Net operating revenues

Net patient revenues increased $10,313,000, or 3.8%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the quarter averaged 89.0%, compared to an average of 87.9% for the same quarter a year ago. Overall, the composite skilled nursing facility per diem increased 6.3% compared to the same quarter a year ago. Our Medicare per diem rates increased 5.3% and managed care per diem rates increased 0.7% compared to the same quarter a year ago. Medicaid and private pay per diem rates increased 4.5% and 13.7%, respectively, compared to the same quarter a year ago. For the three months ended June 30, 2024 and 2023, respectively, $2,585,000 and $6,247,000 have been included in our net patient revenues for supplemental Medicaid payments that are in addition to our Medicaid skilled nursing per diems.

New operations, which include one skilled nursing facility acquired May 1, 2023, three assisted living facilities that we began operating on July 1, 2023, three hospice agencies and one homecare agency, have attributed to an increase of $5,241,000 in net patient revenues for the quarter ended June 30, 2024 compared to the same quarter in the prior year.

On March 1, 2024, the Company exited a lease and transferred the operations of two skilled nursing facilities (included assisted living units) and one memory care facility located in Missouri. The exiting of these operations resulted in net patient revenues decreasing $8,974,000 for the quarter ended June 30, 2024 compared to the same quarter in the prior year.

Other revenues decreased $1,682,000, or 13.0%, compared to the same quarter last year, as further detailed in Note 4 to our interim condensed consolidated financial statements.

Total costs and expenses

Total costs and expenses for the three months ended June 30, 2024 compared to the same period of 2023 increased $9,533,000, or 3.5%, to $278,138,000 from $268,605,000.

Salaries, wages, and benefits as a percentage of net operating revenues was 59.9% compared to 62.0% for the three months ended June 30, 2024 and 2023, respectively. We continue to work diligently to find solutions to reduce and eliminate the agency nurse staffing within our healthcare operations. Our agency staffing expense decreased approximately 57% for the three months ended June 30, 2024 compared to the same period of 2023.

New operations, which include one skilled nursing facility acquired May 1, 2023, three assisted living facilities that we began operating on July 1, 2023, three hospice agencies and one homecare agency, have attributed to an increase of $2,728,000 in salaries, wages, and benefits for the quarter ended June 30, 2024 compared to the same quarter in the prior year.

On March 1, 2024, the Company exited the lease and transferred the operations of two skilled nursing facilities (included assisted living units) and one memory care facility located in Missouri. The exiting of these operations resulted in salaries, wages, and benefits decreasing $6,174,000 for the quarter ended June 30, 2024 compared to the same quarter in the prior year.

Other operating expenses as a percentage of net operating revenues was 26.0% and 25.9% for the three months ended June 30, 2024 and 2023, respectively. New operations, which include one skilled nursing facility acquired May 1, 2023, three assisted living facilities that we began operating on July 1, 2023, three hospice agencies and one homecare agency, have attributed to an increase of $2,084,000 in other operating expenses for the quarter ended June 30, 2024 compared to the same quarter in the prior year. For the second quarter of 2024, we also incurred acquisition-related expenses of $2,194,000 related to the August 1, 2024 acquisition of the White Oak portfolio.

On March 1, 2024, the Company exited the lease and transferred the operations of two skilled nursing facilities (included assisted living units) and one memory care facility located in Missouri. The exiting of these operations resulted in other operating expenses decreasing $2,299,000 for the quarter ended June 30, 2024 compared to the same quarter in the prior year.

Other income

Non–operating income increased by $1,260,000 compared to the same period last year, as further detailed in Note 6 to our interim condensed consolidated financial statements.

Income taxes

The income tax provision for the three months ended June 30, 2024 is $9,494,000 (an effective income tax rate of 25.9%).

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

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Results for the six months ended June 30, 2024 compared to the same period of 2023 include an 8.3% increase in net operating revenues and grant income. For the six months ended June 30, 2024, GAAP net income attributable to NHC was $53,057,000 compared to $28,004,000 for the same period in 2023. Excluding the unrealized gains in our marketable equity securities portfolio and other non-GAAP adjustments, adjusted net income for the quarter ended June 30, 2024 was $30,998,000 compared to $25,729,000 for the same period in 2023.  The increase in adjusted net income for the six months ended June 30, 2024 compared to the same period of 2023 was primarily due to the per diem increases in our skilled nursing and assisted living facilities and the continued reduction of nurse agency staffing expense within our operations.

During the six months ended June 30, 2024, the Company recognized $9,445,000 related to the ERC that was established by the CARES Act and intended to help businesses retain their workforce and avoid layoffs during the pandemic. The ERC provided a per employee credit to eligible businesses based on a percentage of qualified wages and health insurance benefits paid to employees. During the second quarter of 2024, all conditions related to the assistance were met and the credit was recognized as government stimulus income.

Net operating revenues

Net patient revenues increased $38,129,000, or 7.2%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the six months ended June 30, 2024 averaged 88.7%, compared to an average of 87.7% for the same period a year ago. Overall, the composite skilled nursing facility per diem increased 7.5% compared to the same period a year ago. Our Medicare per diem rates increased 5.0% and managed care per diem rates increased 3.3% compared to the same period a year ago. Medicaid and private pay per diem rates increased 8.1% and 12.1%, respectively, compared to the same period a year ago. For the six months ended June 30, 2024 and 2023, respectively, $6,047,000 and $11,130,000 have been included in our net patient revenues for supplemental Medicaid payments that are in addition to our Medicaid skilled nursing per diems.

New operations, which include one skilled nursing facility acquired May 1, 2023, three assisted living facilities that we began operating on July 1, 2023, three hospice agencies and one homecare agency, have attributed to an increase of $9,803,000 in net patient revenues for the six months ended June 30, 2024 compared to the same period in the prior year.

On March 1, 2024, the Company exited a lease and transferred the operations of two skilled nursing facilities (included assisted living units) and one memory care facility located in Missouri. The exiting of these operations resulted in net patient revenues decreasing $10,869,000 for the six months ended June 30, 2024 compared to the same period in the prior year.

Other revenues decreased $1,885,000, or 7.7%, compared to the same period last year, as further detailed in Note 4 to our interim condensed consolidated financial statements.

Total costs and expenses

Total costs and expenses for the six months ended June 30, 2024 compared to the same period of 2023 increased $31,529,000, or 6.0%, to $559,685,000 from $528,156,000.

Salaries, wages, and benefits as a percentage of net operating revenues was 60.8% compared to 62.1% for the six months ended June 30, 2024 and 2023, respectively. We continue to work diligently to find solutions to reduce and eliminate the agency nurse staffing within our healthcare operations. Our agency staffing expense decreased approximately 54% for the six months ended June 30, 2024 compared to the same period of 2023.

New operations, which include one skilled nursing facility acquired May 1, 2023, three assisted living facilities that we began operating on July 1, 2023, three hospice agencies and one homecare agency, have attributed to an increase of $5,487,000 in salaries, wages, and benefits for the six months ended June 30, 2024 compared to the same period in the prior year.

On March 1, 2024, the Company exited the lease and transferred the operations of two skilled nursing facilities (included assisted living units) and one memory care facility located in Missouri. The exiting of these operations resulted in salaries, wages, and benefits decreasing $7,973,000 for the six months ended June 30, 2024 compared to the same period in the prior year.

Other operating expenses as a percentage of net operating revenues was 26.0% and 26.2% for the six months ended June 30, 2024 and 2023, respectively. New operations, which include one skilled nursing facility acquired May 1, 2023, three assisted living facilities that we began operating on July 1, 2023, three hospice agencies and one homecare agency, have attributed to an increase of $4,018,000 in other operating expenses for the six months ended June 30, 2024 compared to the same quarter in the prior year. For the six months ended June 30, 2024, we also incurred acquisition-related expenses of $2,194,000 related to the August 1, 2024 acquisition of the White Oak portfolio.

On March 1, 2024, the Company exited the lease and transferred the operations of two skilled nursing facilities (included assisted living units) and one memory care facility located in Missouri. The exiting of these operations resulted in other operating expenses decreasing $2,145,000 for the six months ended June 30, 2024 compared to the same quarter in the prior year.

Other income

Non–operating income increased by $2,622,000 compared to the same period last year, as further detailed in Note 6 to our interim condensed consolidated financial statements.

Income taxes

The income tax provision for the six months ended June 30, 2024 is $18,956,000 (an effective income tax rate of 26.2%).

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Six Months Ended June 30		Six Month Change
	2024	2023	$	%
Cash, cash equivalents, restricted cash, and restricted cash equivalents, at beginning of period	$125,968	$74,865	$51,103	68.3%

Cash provided by operating activities	60,307	53,178	7,129	13.4

Cash used in investing activities	(990)	(2,247)	1,257	55.9

Cash used in financing activities	(19,680)	(22,891)	3,211	14.0

Cash, cash equivalents, restricted cash, and restricted cash equivalents, at end of period	$165,605	$102,905	$62,700	60.9%

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2024 was $60,307,000 as compared to $53,178,000 in the same period last year. Cash provided by operating activities consisted of net income of $53,357,000 and adjustments for non–cash items of $2,736,000. There was cash provided by working capital in the amount of $4,052,000 for the six months ended June 30, 2024 compared to $9,999,000 for the same period a year ago.

Included in the adjustments for non-cash items are depreciation and amortization expense, equity in earnings of unconsolidated investments, unrealized gains on our marketable equity securities, gain on sale of an unconsolidated company, deferred taxes, and stock compensation.

Investing Activities

Net cash used in investing activities totaled $990,000 for the six months ended June 30, 2024, compared to $2,247,000 for the six months ended June 30, 2023. Cash used for property and equipment additions was $13,788,000 and $12,789,000 for the six months ended June 30, 2024, and 2023, respectively. Proceeds from the sale of marketable securities, net of purchases, resulted in cash provided by investing activity of $15,764,000 and $13,645,000 for the six months ended June 30, 2024 and 2023, respectively. In January 2024, the Company sold its 50% joint venture ownership interest in a homecare agency resulting in proceeds from the sale of $2,100,000.  For the six months ended June 30, 2024, we contributed capital of $4,856,000 to a joint venture, multi-family development that is under construction in Franklin, Tennessee.

Financing Activities

Net cash used in financing activities totaled $19,680,000 for the six months ended June 30, 2024 compared to $22,891,000 for the six months ended June 30, 2023. We made principal payments under our finance lease obligations in the amount of $860,000 and $2,455,000 for the six months ended June 30, 2024 and 2023, respectively. Cash used for dividend payments to common stockholders totaled $18,137,000 in the current year period compared to $17,481,000 for the same period a year ago. Cash provided by the issuance of common stock totaled $11,239,000 for the six months ended June 30, 2024. We repurchased common shares outstanding in the amount of $11,402,000 and $2,482,000 for the six months ended June 30, 2024 and 2023, respectively.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities and our new $200 million credit facility, which was effective August 1, 2024. In addition to cash flows from operations, our current cash on hand of $136,214,000, our marketable equity and debt securities of $133,805,000, and our borrowing capacity on the $200 million credit facility are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months. We also have substantial value in our unencumbered real estate assets, which could potentially be used as collateral in future borrowing opportunities.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $136,214,000, our marketable equity and debt securities of $133,805,000, and our borrowing capacity on the new $200 million credit facility. We also have substantial value in our unencumbered real estate assets, which could potentially be used as collateral in future borrowing opportunities.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At June 30, 2024, we have available for sale marketable debt securities in the amount of $119,795,000. The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

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

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At June 30, 2024, the fair value of our marketable equity securities is approximately $154,883,000. Of the $154.9 million equity securities portfolio, our investment in NHI comprises approximately $110.4 million, or 71.3%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $15.5 million. At June 30, 2024, our equity securities had net unrealized gains of $107.1 million. Of the $107.1 million of unrealized gains, $85.7 million is related to our investment in NHI.

Item 4.	Controls and Procedures.

As of June 30, 2024, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

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

During the six months ended June 30, 2024, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) List of exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1.1

Certificate of Incorporation of National HealthCare Corporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-4 (File No. 333-37185) dated October 3, 1997.)

3.1.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation (Incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10-Q filed on August 3, 2017.)

3.4	Restated Bylaws as amended February 14, 2013 (Incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10-Q filed on May 8, 2013.)

4.1	Form of Common Stock (Incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q filed on August 3, 2017.)

10.1*	Purchase and Sale Agreement dated May 31, 2024 between NHC/OP, L.P., a wholly owned subsidiary of NHC, and Douglas M. Cecil, Oliver K. Cecil, Jr., Dorothy Dean Cecil, Jeni Cecil Feeser, Beth Creech Cecil, John Barber And Teresa J. Cecil, As Trustee Of The Teresa J. Cecil Revocable Trust U/A Dated July 20, 2006, As Amended And Restated On February 15, 2023.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (embedded within the Inline XBRL document and include in Exhibit 101)

* In accordance with Item 601(a)(5) of Regulation S-K, certain schedules or similar attachments to this exhibit have been omitted from this filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: August 8, 2024	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer

Date: August 8, 2024	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Chief Financial Officer