Form 10-Q
period 2024-09-30
NATIONAL HEALTHCARE CORP
filed 2024-11-07
CIK 1047335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

15,441,070 shares of common stock of the registrant were outstanding as of November 4, 2024.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023

Revenues:
Net patient revenues	$328,674	$277,005	$894,415	$804,617
Other revenues	11,524	11,480	34,172	36,013
Government stimulus income	-	-	9,445	-
Net operating revenues and grant income	340,198	288,485	938,032	840,630

Cost and expenses:
Salaries, wages, and benefits	213,395	182,664	576,609	525,782
Other operating	82,509	72,490	238,092	217,213
Facility rent	10,886	10,094	31,804	30,087
Depreciation and amortization	10,619	10,135	30,543	30,266
Interest	1,742	77	1,788	268
Total costs and expenses	319,151	275,460	878,836	803,616

Income from operations	21,047	13,025	59,196	37,014

Other income:
Non–operating income	4,224	4,097	14,865	12,116
Unrealized gains/(losses) on marketable equity securities	32,767	(3,093)	56,290	2,943

Income before income taxes	58,038	14,029	130,351	52,073
Income tax provision	(15,338)	(3,908)	(34,294)	(14,750)
Net income	42,700	10,121	96,057	37,323
Net (income)/loss attributable to noncontrolling interest	89	267	(211)	1,069

Net income attributable to National HealthCare Corporation	$42,789	$10,388	$95,846	$38,392

Earnings per share attributable to National HealthCare Corporation stockholders:
Basic	$2.78	$0.68	$6.23	$2.51
Diluted	$2.73	$0.68	$6.15	$2.50

Weighted average common shares outstanding:
Basic	15,411,680	15,299,913	15,384,758	15,311,453
Diluted	15,667,321	15,324,511	15,576,294	15,334,269

Dividends declared per common share	$0.61	$0.59	$1.81	$1.75

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023

Net income	$42,700	$10,121	$96,057	$37,323

Other comprehensive income/(loss):
Unrealized gains/(losses) on investments in marketable debt securities	3,516	(1,185)	3,074	(605)
Reclassification adjustment for realized losses on sales of marketable debt securities	-	-	1,388	20
Income tax (expense)/benefit related to items of other comprehensive income	(460)	124	(711)	3
Other comprehensive income/(loss), net of tax	3,056	(1,061)	3,751	(582)

Net (income)/loss attributable to noncontrolling interest	89	267	(211)	1,069

Comprehensive income attributable to National HealthCare Corporation	$45,845	$9,327	$99,597	$37,810

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2024	December 31, 2023
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$84,807	$107,076
Restricted cash and cash equivalents, current portion	29,032	17,725
Marketable equity securities	164,754	111,117
Marketable debt securities	-	5,427
Restricted marketable equity securities	23,001	26,779
Restricted marketable debt securities, current portion	2,045	12,822
Accounts receivable	128,782	108,545
Inventories	7,840	7,386
Prepaid expenses and other assets	4,887	8,855
Notes receivable	578	503
Total current assets	445,726	406,235

Property and Equipment:
Property and equipment, at cost	1,283,184	1,101,681
Accumulated depreciation and amortization	(596,759)	(608,352)
Net property and equipment	686,425	493,329

Other Assets:
Restricted cash and cash equivalents, less current portion	1,235	1,167
Restricted marketable debt securities, less current portion	121,866	109,478
Deposits and other assets	10,084	14,786
Operating lease right-of-use assets	85,926	94,201
Goodwill	169,690	168,295
Intangible assets	19,805	7,038
Investments in unconsolidated companies	21,950	16,267
Total other assets	430,556	411,232
Total assets	$1,562,707	$1,310,796

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$22,724	$19,194
Finance lease obligations, current portion	-	860
Operating lease liabilities, current portion	31,366	29,352
Accrued payroll	89,757	84,110
Amounts due to third party payors	18,815	18,369
Accrued risk reserves, current portion	31,076	30,549
Other current liabilities	37,289	22,991
Dividends payable	9,419	9,051
Long-term debt due within one year	7,500	-
Total current liabilities	247,946	214,476

Long-term debt	139,500	-
Operating lease liabilities, less current portion	53,079	63,175
Accrued risk reserves, less current portion	79,128	72,710
Refundable entrance fees	6,063	6,376
Deferred income taxes	30,842	17,200
Other noncurrent liabilities	19,353	26,379
Total liabilities	575,911	400,316

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,440,970 and 15,350,661 shares, respectively, issued and outstanding	154	153
Capital in excess of par value	230,635	227,604
Retained earnings	755,532	687,599
Accumulated other comprehensive loss	(2,853)	(6,604)
Total National HealthCare Corporation stockholders’ equity	983,468	908,752
Noncontrolling interest	3,328	1,728
Total equity	986,796	910,480
Total liabilities and equity	$1,562,707	$1,310,796

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended September 30
	2024	2023
Cash Flows From Operating Activities:
Net income	$96,057	$37,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,543	30,266
Equity in earnings of unconsolidated investments	(589)	(1,941)
Distributions from unconsolidated investments	512	470
Unrealized gains on marketable equity securities	(56,290)	(2,943)
Realized (gains)/losses on sale of marketable securities	(331)	603
Gain on sale of unconsolidated company	(1,024)	-
Deferred income taxes	15,559	(1,059)
Stock–based compensation	3,062	2,119
Changes in operating assets and liabilities:
Accounts receivable	(19,898)	(2,617)
Inventories	598	(285)
Prepaid expenses and other assets	8,809	2,444
Operating lease obligations	193	(936)
Trade accounts payable	3,530	(487)
Accrued payroll	1,989	(2,791)
Amounts due to third party payors	446	(1,043)
Accrued risk reserves	6,945	5,656
Other current liabilities	12,434	14,035
Other noncurrent liabilities	(8,031)	6,669
Net cash provided by operating activities	94,514	85,483
Cash Flows From Investing Activities:
Purchases of property and equipment	(19,444)	(19,300)
Acquisition of White Oak Senior Living, net of cash acquired	(215,896)	-
Acquisition of other businesses, net of cash acquired	2,097	(2,700)
Proceeds from the sale of unconsolidated company	2,100	-
Investments in notes receivable	(75)	(197)
Investments in unconsolidated companies	(8,370)	-
Purchases of marketable securities	(24,736)	(21,763)
Proceeds from sale of marketable securities	39,776	36,578
Net cash used in investing activities	(225,048)	(7,382)
Cash Flows From Financing Activities:
Borrowings under credit facility	150,000	-
Repayments under credit facility	(3,000)	-
Principal payments under finance lease obligations	(860)	(3,711)
Dividends paid to common stockholders	(27,545)	(26,520)
Noncontrolling interest contributions	1,389	-
Issuance of common shares	13,471	260
Repurchase of common shares	(13,502)	(2,482)
Entrance fee refunds	(313)	(258)
Net cash provided by/(used in) financing activities	119,640	(32,711)
Net Increase/(Decrease) in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	(10,894)	45,390
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	125,968	74,865
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$115,074	$120,255

Balance Sheet Classifications:
Cash and cash equivalents	$84,807	$100,308
Restricted cash and cash equivalents	30,267	19,947
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$115,074	$120,255

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

For the nine months ended September 30, 2024:

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2024	15,350,661	$153	$227,604	$687,599	$(6,604)	$1,728	$910,480
Net income	–	–	–	26,213	–	38	26,251
Other comprehensive loss	–	–	–	–	(437)	–	(437)
Stock–based compensation	–	–	793	–	–	–	793
Shares sold – options exercised	150,194	1	8,412	–	–	–	8,413
Repurchase of common shares	(101,131)	–	(9,900)	–	–	–	(9,900)
Dividends declared to common stockholders ($0.59 per share)	–	–	–	(9,086)	–	–	(9,086)
Balance at March 31, 2024	15,399,724	$154	$226,909	$704,726	$(7,041)	$1,766	926,514
Net income	–	–	–	26,844	–	262	27,106
Other comprehensive income	–	–	–	–	1,132	–	1,132
Stock–based compensation	–	–	1,176	–	–	–	1,176
Shares sold – options exercised	38,849	–	2,827	–	–	–	2,827
Repurchase of common shares	(15,636)	–	(1,502)	–	–	–	(1,502)
Dividends declared to common stockholders ($0.61 per share)	–	–	–	(9,408)	–	–	(9,408)
Balance at June 30, 2024	15,422,937	154	229,410	722,162	(5,909)	2,028	947,845
Net income/(loss)	–	–	–	42,789	–	(89)	42,700
Contributions attributable to noncontrolling interest						1,389	1,389
Other comprehensive income	–	–	–	–	3,056	–	3,056
Stock–based compensation	–	–	1,093	–	–	–	1,093
Shares sold – options exercised	34,417		2,232	–	–	–	2,232
Repurchase of common shares	(16,384)	–	(2,100)	–	–	–	(2,100)
Dividends declared to common stockholders ($0.61 per share)	–	–	–	(9,419)	–	–	(9,419)
Balance at September 30, 2024	15,440,970	$154	$230,635	$755,532	$(2,853)	$3,328	986,796

For the nine months ended September 30, 2023:

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Loss	Interest	Equity
Balance at January 1, 2023	15,357,746	$153	$226,991	$656,664	$(9,532)	$3,238	$877,514
Net income/(loss)	–	–	–	11,723	–	(438)	11,285
Other comprehensive income	–	–	–	–	1,679	–	1,679
Stock–based compensation	–	–	639	–	–	–	639
Shares sold – options exercised	7,046	–	–	–	–	–	–
Repurchase of common shares	(44,349)	–	(2,482)	–	–	–	(2,482)
Dividends declared to common stockholders ($0.57 per share)	–	–	–	(8,733)	–	–	(8,733)
Balance at March 31, 2023	15,320,443	$153	$225,148	$659,654	$(7,853)	$2,800	879,902
Net income/(loss)	–	–	–	16,281	–	(364)	15,917
Other comprehensive loss	–	–	–	–	(1,200)	–	(1,200)
Stock–based compensation	–	–	772	–	–	–	772
Shares sold – options exercised	100	–	6	–	–	–	6
Dividends declared to common stockholders ($0.59 per share)	–	–	–	(9,039)	–	–	(9,039)
Balance at June 30, 2023	15,320,543	153	225,926	666,896	(9,053)	2,436	886,358
Net income/(loss)	–	–	–	10,388	–	(267)	10,121
Other comprehensive loss	–	–	–	–	(1,061)	–	(1,061)
Stock–based compensation	–	–	708	–	–	–	708
Shares sold – options exercised	4,017	–	254	–	–	–	254
Dividends declared to common stockholders ($0.59 per share)	–	–	–	(9,040)	–	–	(9,040)
Balance at September 30, 2023	15,324,560	153	226,888	668,244	(10,114)	2,169	887,340

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2024

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of September 30, 2024, we operate or manage, through certain affiliates, 80 skilled nursing facilities with a total of 10,349 licensed beds, 26 assisted living facilities with 1,413 units, nine independent living facilities, three behavioral health hospitals, 34 homecare agencies, and 32 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 9 states and are located primarily in the southeastern United States.

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

The Company determines the transaction price based on established billing rates reduced by explicit price concessions provided to third party payors. Explicit price concessions are based on contractual agreements and historical experience. The Company considers the patient's ability and intent to pay the amount of consideration upon admission. Credit losses are recorded as bad debt expense, which is included as a component of other operating expenses in the interim condensed consolidated statements of operations. Bad debt expense was $2,574,000 and $7,098,000 for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023, bad debt expense was $1,668,000 and $5,331,000, respectively. As of September 30, 2024 and December 31, 2023, the Company has recorded allowance for doubtful accounts of $10,859,000 and $8,054,000, respectively, as our best estimate of expected losses inherent in the accounts receivable balance.

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

For the nine months ended September 30, 2024, all conditions related to the Employee Retention Credit ("ERC") were met and the credit was recognized as government stimulus income. The ERC was established by the CARES Act and intended to help businesses retain their workforce and avoid layoffs during the pandemic. The ERC provided a per employee credit to eligible businesses based on a percentage of qualified wages and health insurance benefits paid to employees. The qualified wages and health insurance benefits paid by the Company were related to the second, third and fourth quarters of 2020.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation and incentive compensation, which were $6,288,000 and $19,678,000 for the three and nine months ended September 30, 2024, respectively. General and administrative costs were $5,661,000 and $16,309,000 for the three and nine months ended September 30, 2023, respectively. The increased general and administrative costs incurred during 2024 are due to acquisition-related expenses for the White Oak Senior Living portfolio. See Note 3 - Acquisition of White Oak Senior Living for additional detail regarding the acquisition.

Long-Term Leases

The Company’s lease portfolio primarily consists of operating real estate leases for certain skilled nursing facilities, assisted and independent living facilities, homecare and hospice offices, regional offices, and pharmacy warehouses. The original terms of the leases typically range from two to fifteen years. Several of the real estate leases include renewal options which vary in length and may not include specific rent renewal amounts. We determine if an arrangement is a lease at inception of a contract. We determine the lease term by assuming exercise of renewal options that are reasonably certain.

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

Property and Equipment

Property and equipment are recorded at cost or fair value, if acquired. Depreciation is provided by the straight-line method over the expected useful lives of the assets estimated as follows: buildings and improvements, 20-40 years and equipment and furniture, 3-15 years. Leasehold improvements are amortized over periods that do not exceed the non-cancelable respective lease terms using the straight-line method.

Business Combinations

We account for transactions that represent business combinations using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations (Topic 805). Acquisitions are accounted for as purchases and are included in our consolidated financial statements from their respective acquisition dates. Assets acquired and liabilities assumed, if any, are measured at fair value on the acquisition date using the appropriate valuation method. Such fair values that are not finalized for reporting periods following the acquisition date are estimated and recorded as provisional amounts during the measurement period. The measurement period is defined as the date through which all information required to identify and measure the consideration transferred, the assets acquired, the liabilities assumed and any noncontrolling interests has been obtained, limited to one year from the acquisition date.

Goodwill generated from business combinations is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. In determining the fair value of identifiable assets, we use various valuation techniques. These valuation methods require us to make estimates and assumptions surrounding projected revenues and costs, future growth, and discount rates

Goodwill and Other Intangible Assets

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

Continuing Care Contracts

We have continuing care retirement centers (“CCRC”) within our operations. Residents at these retirement centers may enter into continuing care contracts with us. The contracts provide that 10% of the resident entry fee becomes non-refundable upon occupancy, and the remaining refundable portion of the entry fee is calculated using the lesser of the price at which the apartment is re-assigned or 90% of the original entry fee, plus 40% of any appreciation if the apartment value exceeds the original resident’s entry fee.

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

We also annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded with a corresponding charge to income. As of September 30, 2024, and December 31, 2023, we have recorded a future service obligation liability in the amount of $1,606,000. This obligation is reflected within other noncurrent liabilities in the interim condensed consolidated balance sheets.

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

Note 3 – Acquisition of White Oak Senior Living

On August 1, 2024, the Company purchased certain assets and assumed certain liabilities of the White Oak Senior Living (“White Oak”) portfolio for a purchase price of $221,400,000. The White Oak portfolio consists of 22 healthcare operations, which includes 15 skilled nursing facilities, two assisted living facilities, four independent living facilities, and a long-term care pharmacy.  The operations have 1,928 licensed skilled nursing beds, 48 assisted living units, and 302 independent living units in the states of South Carolina and North Carolina (2,278 total beds/units). The acquisition represents both an expansion of NHC’s operations into a new state (North Carolina) and a strategic advancement of its growth in its existing operational footprint.

The Company utilized widely accepted income-based, market-based, and cost-based valuation approaches to perform the preliminary purchase price allocation.

The Company has performed a preliminary valuation analysis of the fair market value of White Oak’s assets acquired and liabilities assumed. The final valuation of the assets acquired and liabilities assumed was not complete as of September 30, 2024, but will be finalized within the allowable measurement period. The following table summarizes the allocation of the preliminary purchase price as of the transaction’s closing date (in thousands):

Amount
Cash and cash equivalents	$9
Inventories	1,054
Prepaid expenses and other assets	137
Property and equipment	203,695
Deferred tax asset	2,499
Operating lease right-of-use assets	11,380
Intangible assets	12,765
Total assets acquired	231,539

Operating lease liabilities, current portion	424
Accrued payroll	3,559
Other current liabilities	1,085
Operating lease liabilities, less current portion	10,956
Other noncurrent liabilities	1,005
Total liabilities assumed	17,029

Net identifiable assets acquired	214,510
Goodwill	1,395
Total estimated fair value of the acquisition	$215,905

The indefinite-lived intangible assets acquired include the trade name of White Oak and the skilled nursing certificates of need and licenses. The goodwill is recorded in the inpatient services segment and is attributed to the workforce acquired and reputation of the business as part of the transaction. We expect the goodwill to be deductible for income tax purposes.

For the three and nine months ended September 30, 2024, White Oak contributed net operating revenues of $37,305,000 and income before income taxes of $1,557,000 that are included in the Company’s interim condensed consolidated statements of operations. The Company recognized $637,000 and $2,831,000 in acquisition-related expenses for the three and nine months ended September 30, 2024, respectively, in connection with the White Oak acquisition. These costs related to legal and other professional fees, which were included as a component of other operating expenses in the interim condensed consolidated statements of operations.

The following table contains unaudited pro forma interim condensed consolidated statements of operations information for the three months and nine months ended September 30, 2024 and 2023, assuming that the White Oak acquisition closed on January 1, 2023. The pro forma financial information includes various assumptions, including those related to the preliminary purchase price allocation of assets acquired and liabilities assumed. The pro forma financial information may vary in future quarters based on the final valuations and analysis of the fair value of the assets acquired and liabilities assumed (in thousands).

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Net operating revenues and grant income	$358,334	$337,817	$1,065,418	$987,186
Income before income taxes	58,881	14,087	134,777	49,113
Net income attributable to NHC	$43,413	$10,431	$99,121	$34,064

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

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Net patient revenues:
Inpatient services	$293,026	$243,865	$790,664	$706,795
Homecare and hospice	35,648	33,140	103,751	97,822
Total net patient revenue	$328,674	$277,005	$894,415	$804,617

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

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
Source	2024	2023	2024	2023
Medicare	30%	33%	32%	35%
Managed Care	9%	10%	10%	10%
Medicaid	33%	32%	30%	30%
Private Pay and Other	28%	25%	28%	25%
Total	100%	100%	100%	100%

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

State Relief Supplemental Funding

The Company received supplemental Medicaid payments from various states, including healthcare relief funding under the American Rescue Plan Act ("ARPA") and other state specific relief programs.  The funding generally incorporates specific use requirements primarily for direct patient care including labor related expenses or various patient care related expenses.  We have recorded $5,267,000 and $4,232,000 in net patient revenues for these supplemental Medicaid payments for the three months ended September 30, 2024 and 2023, respectively. We have recorded $11,314,000 and $15,362,000 in net patient revenues for these supplemental Medicaid payments for the nine months ended September 30, 2024 and 2023, respectively.

Third Party Payors

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Noncompliance with such laws and regulations can be subject to regulatory actions including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are following all applicable laws and regulations.

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe that any differences between the net revenues recorded, and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $18,815,000 and $18,369,000 as of September 30, 2024 and December 31, 2023, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Rental income	$6,028	$5,958	$18,015	$17,966
Management and accounting services fees	4,226	4,185	12,744	14,045
Insurance services	818	989	2,506	2,920
Other	452	348	907	1,082
Total other revenues	$11,524	$11,480	$34,172	$36,013

Rental Income

The Company leases real estate assets consisting of skilled nursing facilities and assisted living facilities to third party operators. Additionally, we sublease four Florida skilled nursing facilities included in our lease from National Health Investors (“NHI”) as noted in Note 8 – Long Term Leases.

Management Fees from National Health Corporation

We manage five skilled nursing facilities owned by National Health Corporation (“National”). We recognized management fees and interest on management fees from these facilities of $1,348,000 and $1,243,000 for the three months ended September 30, 2024 and 2023, respectively. We recognized management fees and interest on management fees of $4,014,000 and $3,968,000 from these facilities for the nine months ended September 30, 2024 and 2023, respectively.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended September 30, 2024 and 2023 were $529,000 and $678,000, respectively. The premium revenues reflected in the interim condensed consolidated statements of operations for the nine months ended September 30, 2024 and 2023 were $1,638,000 and $1,985,000, respectively. Associated losses and expenses including those for self-insurance are included in the interim condensed consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended September 30, 2024 and 2023 were $289,000 and $312,000, respectively. The premium revenues reflected in the interim condensed consolidated statements of operations for the nine months ended September 30, 2024 and 2023 were $868,000 and $935,000, respectively. Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of operations as "Other operating costs and expenses".

Note 6 – Non–Operating Income

Non–operating income is comprised of the following (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Dividends and net realized gains and losses on sales of securities	$1,683	$1,690	$5,462	$4,604
Interest income	2,603	2,222	7,790	5,571
Equity in earnings of unconsolidated investments	(62)	185	589	1,941
Gain on sale of unconsolidated company	-	-	1,024	-
Total non-operating income	$4,224	$4,097	$14,865	$12,116

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended September 30, 2024
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$293,026	$35,648	$-	$328,674
Other revenues	370	-	11,154	11,524
Net operating revenues	293,396	35,648	11,154	340,198

Costs and expenses:
Salaries, wages, and benefits	175,241	21,456	16,698	213,395
Other operating	72,384	6,612	3,513	82,509
Rent	8,422	602	1,862	10,886
Depreciation and amortization	9,632	172	815	10,619
Interest	1,742	-	-	1,742
Total costs and expenses	267,421	28,842	22,888	319,151

Income/(loss) from operations	25,975	6,806	(11,734)	21,047
Non-operating income	-	-	4,224	4,224
Unrealized gains on marketable equity securities	-	-	32,767	32,767

Income before income taxes	$25,975	$6,806	$25,257	$58,038

	Three Months Ended September 30, 2023
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$243,865	$33,140	$-	$277,005
Other revenues	297	-	11,183	11,480
Net operating revenues	244,162	33,140	11,183	288,485

Costs and expenses:
Salaries, wages, and benefits	151,912	20,066	10,686	182,664
Other operating	64,228	5,868	2,394	72,490
Rent	8,186	538	1,370	10,094
Depreciation and amortization	9,203	185	747	10,135
Interest	77	-	-	77
Total costs and expenses	233,606	26,657	15,197	275,460

Income/(loss) from operations	10,556	6,483	(4,014)	13,025
Non-operating income	-	-	4,097	4,097
Unrealized losses on marketable equity securities	-	-	(3,093)	(3,093)

Income/(loss) before income taxes	$10,556	$6,483	$(3,010)	$14,029

	Nine Months Ended September 30, 2024
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$790,664	$103,751	$-	$894,415
Other revenues	710	-	33,462	34,172
Government stimulus income	-	-	9,445	9,445
Net operating revenues and grant income	791,374	103,751	42,907	938,032

Costs and expenses:
Salaries, wages, and benefits	474,190	63,761	38,658	576,609
Other operating	207,883	18,977	11,232	238,092
Rent	24,795	1,736	5,273	31,804
Depreciation and amortization	27,646	545	2,352	30,543
Interest	1,788	-	-	1,788
Total costs and expenses	736,302	85,019	57,515	878,836

Income/(loss) from operations	55,072	18,732	(14,608)	59,196
Non-operating income	-	-	14,865	14,865
Unrealized gains on marketable equity securities	-	-	56,290	56,290

Income before income taxes	$55,072	$18,732	$56,547	$130,351

	Nine Months Ended September 30, 2023
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$706,795	$97,822	$-	$804,617
Other revenues	894	-	35,119	36,013
Net operating revenues	707,689	97,822	35,119	840,630

Costs and expenses:
Salaries, wages, and benefits	435,517	60,804	29,461	525,782
Other operating	192,473	17,356	7,384	217,213
Rent	24,520	1,639	3,928	30,087
Depreciation and amortization	27,474	555	2,237	30,266
Interest	268	-	-	268
Total costs and expenses	680,252	80,354	43,010	803,616

Income/(loss) from operations	27,437	17,468	(7,891)	37,014
Non-operating income	-	-	12,116	12,116
Unrealized gains on marketable equity securities	-	-	2,943	2,943

Income before income taxes	$27,437	$17,468	$7,168	$52,073

Note 8 – Long-Term Leases

Operating Leases

At September 30, 2024, we lease from NHI the real property of 28 skilled nursing facilities, five assisted living centers and three independent living centers under one lease agreement. As part of the lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator. The lease includes base rent plus a percentage rent. The annual base rent is $32,625,000 in 2024, $32,225,000 in 2025, and $31,975,000 in 2026 with the lease term expiring in December 2026. The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Total facility rent expense to NHI was $10,085,000 and $9,300,000 for the three months ended September 30, 2024 and 2023, respectively. Total facility rent expense to NHI was $29,371,000 and $27,719,000 for the nine months ended September 30, 2024 and 2023, respectively.

Minimum Lease Payments

The following table summarizes the maturity of our operating lease liabilities as of September 30, 2024 (in thousands):

Operating Leases
2025	$35,858
2026	35,183
2027	10,471
2028	1,702
2029	1,424
Thereafter	11,768
Total minimum lease payments	96,406
Less: amounts representing interest	(11,961)
Present value of future minimum lease payments	84,445
Less: current portion	(31,366)
Noncurrent lease liabilities	$53,079

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

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for share and per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Basic:
Weighted average common shares outstanding	15,411,680	15,299,913	15,384,758	15,311,453
Net income attributable to National HealthCare Corporation	$42,789	$10,388	$95,846	$38,392
Earnings per common share, basic	$2.78	$0.68	$6.23	$2.51

Diluted:
Weighted average common shares outstanding	15,411,680	15,299,913	15,384,758	15,311,453
Effects of dilutive instruments	255,641	24,598	191,536	22,816
Weighted average common shares outstanding	15,667,321	15,324,511	15,576,294	15,334,269

Net income attributable to National HealthCare Corporation	$42,789	$10,388	$95,846	$38,392
Earnings per common share, diluted	$2.73	$0.68	$6.15	$2.50

For the three and nine months ending September 30, 2024, we did not exclude any stock options from the calculation of diluted weighted average shares of common stock outstanding. For the three and nine months ending September 30, 2023, 637,409 of stock options have been excluded from the calculation of diluted weighted average shares of common stock outstanding because the inclusion of these securities would have an anti-dilutive effect.

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

Marketable securities consist of the following (in thousands):

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$164,754	$30,176	$111,117
Corporate debt securities	–	–	2,497	2,441
U.S. Treasury securities	–	–	2,990	2,986
Restricted investments available for sale:
Marketable equity securities	17,702	23,001	24,134	26,779
Corporate debt securities	59,267	58,812	59,586	57,731
Asset-based securities	17,756	16,646	19,388	17,659
U.S. Treasury securities	46,224	44,671	46,771	42,863
State and municipal securities	3,813	3,782	4,106	4,047
	$174,938	$311,666	$189,648	265,623

Included in the marketable equity securities are the following (in thousands, except share amounts):

	September 30, 2024			December 31, 2023
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$137,072	1,630,642	$24,734	$91,071

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	September 30, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$24,509	$24,023	$19,664	$19,328
1 to 5 years	71,047	69,082	81,517	77,118
6 to 10 years	31,197	30,499	33,515	30,802
Over 10 years	307	307	642	479
	$127,060	$123,911	$135,338	$127,727

Gross unrealized gains related to marketable equity securities are $140,177,000 and $84,514,000 as of September 30, 2024 and December 31, 2023, respectively. Gross unrealized losses related to marketable equity securities are $300,000 and $928,000 as of September 30, 2024 and December 31, 2023, respectively. For the three months ended September 30, 2024 and 2023, the Company recognized net unrealized gains of $32,767,000 and net unrealized losses of $3,093,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations. For the nine months ended September 30, 2024 and 2023, the Company recognized net unrealized gains of $56,290,000 and 2,943,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations.

Gross unrealized gains related to available for sale marketable debt securities are $1,104,000 and $326,000 as of September 30, 2024 and December 31, 2023, respectively. Gross unrealized losses related to available for sale marketable debt securities are $4,253,000 and $7,937,000 as of September 30, 2024 and December 31, 2023, respectively.

The Company’s unrealized losses in our available for sale marketable debt securities were determined to be non-credit related. The Company has not recognized any credit related impairments for the nine months ended  September 30, 2024 and 2023.

For the marketable debt securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.

Proceeds from the sale of available for sale marketable securities during the nine months ended September 30, 2024 and 2023 were $39,776,000 and $36,578,000, respectively. Investment gains of $331,000 and investment losses of $603,000 were realized on these sales during the nine months ended September 30, 2024 and 2023, respectively.

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

The following table summarizes fair value measurements by level at September 30, 2024 and December 31, 2023 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
September 30, 2024	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$84,807	$84,807	$–	$–
Restricted cash and cash equivalents	30,267	30,267	–	–
Marketable equity securities	187,755	187,755	–	–
Corporate debt securities	58,812	39,475	19,337	–
Asset–backed securities	16,646	–	16,186	460
U.S. Treasury securities	44,671	44,671	–	–
State and municipal securities	3,782	–	3,782	–
Total financial assets	$426,740	$386,975	$39,305	$460

	Fair Value Measurements Using
December 31, 2023	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$107,076	$107,076	$–	$–
Restricted cash and cash equivalents	18,892	18,892	–	–
Marketable equity securities	137,896	137,896	–	–
Corporate debt securities	60,171	42,860	17,311	–
Asset–backed securities	17,659	–	17,210	449
U.S. Treasury securities	45,850	45,850	–	–
State and municipal securities	4,047	–	4,047	–
Total financial assets	$391,591	$352,574	$38,568	$449

Note 12 – Goodwill and Other Intangible Assets

At September 30, 2024, the Company reviewed the carrying value of goodwill for impairment indicators. As a result of the review, there were no impairment indicators regarding the Company’s goodwill that required a quantitative test to be performed. However, our accounting estimates could materially change from period to period due to changing market factors. We will continue to monitor future events, changes in circumstances, and the potential impact thereof. If actual results are not consistent with our assumptions and estimates, we may be exposed to future goodwill impairment losses

See Note 3 – Acquisition of White Oak Senior Living for further detail describing the goodwill and indefinite-lived intangible asset additions in 2024. At September 30, 2024, the following table represents the activity related to our goodwill by segment (in thousands):

	Inpatient Services	Homecare and Hospice	All Other	Total
January 1, 2024	$3,741	$164,554	$–	$168,295
Additions	1,395	–	–	1,395
September 30, 2024	$5,136	$164,554	$–	$169,690

Indefinite-lived intangible assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Trade names	$15,836	$4,340
Certificates of need	1,757	532
Licenses	2,212	2,166
Total	$19,805	$7,038

As part of the White Oak Senior Living acquisition, we recorded indefinite-lived intangible assets that consisted of the trade name ($11,496,000) and certificates of need and licenses ($1,271,000).

Note 13 - Stock Repurchase Program

During the nine months ended September 30, 2024, the Company repurchased 133,151 shares of its common stock for a total cost of $13,502,000. During the nine months ended September 30, 2023, the Company repurchased 44,349 shares of its common stock for a total cost of $2,482,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Note 14 – Stock–Based Compensation

NHC recognizes stock–based compensation expense for all stock options granted over the requisite service period using the fair value at the date of grant using the Black–Scholes pricing model. Stock–based compensation totaled $1,093,000 and $708,000 for the three months ended September 30, 2024 and 2023, respectively. Stock-based compensation totaled $3,062,000 and $2,119,000 for the nine months ended September 30, 2024 and 2023, respectively. Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of operations.

At September 30, 2024, the Company had $5,752,000 of unrecognized compensation cost related to unvested stock–based compensation awards. This unrecognized compensation cost will be amortized over an approximate two-year period.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the nine months ended September 30, 2024 and for the year ended December 31, 2023.

	September 30, 2024	December 31, 2023
Risk–free interest rate	4.40%	4.52%
Expected volatility	24.1%	29.3%
Expected life, in years	2.9	2.9
Expected dividend yield	2.63%	4.41%

The following table summarizes our outstanding stock options for the nine months ended September 30, 2024 and for the year ended December 31, 2023.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2023	445,144	$66.62	$–
Options granted	299,278	54.44	–
Options exercised	(103,481)	64.72	–
Options cancelled	(52,407)	60.58	–
Options outstanding at December 31, 2023	588,534	61.30	–
Options granted	298,097	94.42	–
Options exercised	(211,040)	63.75	–
Options cancelled	(33,202)	79.34	–
Options outstanding at September 30, 2024	642,389	74.93	$32,658,000

Options exercisable at September 30, 2024	153,439	63.87	$9,498,000

Options Outstanding September 30, 2024	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
331,037	53.94	-	69.19	58.88	3.0
311,352	71.64	-	96.03	92.00	4.1
642,389				74.93	3.5

Note 15 – Long-Term Debt

Long–term debt consists of the following (dollars in thousands):

	Interest rate at September 30, 2024	Maturity	September 30, 2024	December 31, 2023
Credit facility, interest payable monthly	Variable, 6.8%	2029	$147,000	$–
Less current portion			(7,500)	–
Total long-term debt			$139,500	$–

On August 1, 2024, the Company entered into a $200,000,000 senior credit facility with a five-year term consisting of a $150,000,000 term facility and a $50,000,000 revolving line of credit (the “Credit Facility”).  The Credit Facility is for general corporate purposes, including working capital and acquisitions.  The loans bear interest at either (i) Term Secured Overnight Financing Rate (“SOFR”) for interest periods of one, three or six months, plus the applicable margin or, at NHC’s option, (ii) the Base Rate plus the applicable margin.  The applicable margin is an interest rate per annum between 1.30% and 1.65% for Term SOFR loans and between .30% and .65% for Base Rate loans, depending upon the Company meeting certain conditions. The revolving line of credit contains a commitment fee equal to 0.25% of the unused borrowing capacity. There are no amounts outstanding on the revolving line of credit at September 30, 2024.

NHC’s obligations under the Credit Facility are unsecured. The Credit Facility contains customary representations and warranties, financial covenants, and other customary affirmative and negative covenants. The Credit Facility also contains customary events of default. As of September 30, 2024, the Company is compliant with all financial covenants.  Based on level 2 inputs, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt based upon the interest rates that the Company believes it can currently obtain for similar debt.

The aggregate maturities of long–term debt for the five years subsequent to September 30, 2024 are as follows (in thousands):

Long–Term Debt
2025	$7,500
2026	7,500
2027	7,500
2028	7,500
2029	117,000
Total	$147,000

Note 16 – Income Taxes

The Company's income tax provision as a percentage of our income before income taxes was 26.4% and 27.9% for the three months ended September 30, 2024 and 2023, respectively.

The Company's income tax provision as a percentage of our income before income taxes was 26.3% and 28.3% for the nine months ended September 30, 2024 and 2023, respectively.

Typically, these percentages vary from the U.S. federal statutory income tax rate of 21% primarily due to state income taxes, excess tax benefits from stock-based compensation, benefits resulting from the lapsing of statute of limitations of items in our tax contingency reserve, and non-deductible expenses. For the three months and nine months ended September 30, 2024, the accrual of state income tax was the most significant reconciling item. For the three and nine months ended September 30, 2023, the accrual of state income tax was the only significant reconciling items.

Our quarterly income tax provision, and our estimate of our annual effective income tax rate, is subject to variation due to several factors, including volatility based on the amount of pre-tax income or loss.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2020 (with certain state exceptions).

Note 17 – Contingencies and Commitments

Accrued Risk Reserves

We have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned and leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $110,204,000 and $103,259,000 at September 30, 2024 and December 31, 2023, respectively. The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of September 30, 2024, we operate or manage, through certain affiliates, 80 skilled nursing facilities with a total of 10,349 licensed beds, 26 assisted living facilities with 1,413 units, nine independent living facilities, three behavioral health hospitals, 34 homecare agencies, and 32 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 9 states and are located primarily in the southeastern United States.

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

Summary of Goals and Areas of Focus

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for the three months ending September 30, 2024 was 88.3% compared to 88.1% for the same period a year ago.  For the nine months ended September 30, 2024, overall census in our owned and leased skilled nursing facilities was 88.6% compared to 87.8% for the same period a year ago.

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

The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of September 30, 2024:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	80
Number of 4 and 5-star rated skilled nursing facilities	45
Percentage of 4 and 5-star rated skilled nursing facilities	56%	36%
Average rating for all skilled nursing facilities, end of period	3.5	2.9

Development and Growth

We are undertaking to expand our senior care operations while protecting our existing operations and markets. The following table lists our recent development activities.

Type of Operation	Description	Size	Location	Placed in Service
Hospice	New Agency	1 agency	Cedar Bluff, VA	March 2023
Skilled Nursing	Acquisition	66 beds	Nashville, TN	May 2023
Homecare	New Agency	1 agency	Tallahassee, FL	May 2023
Assisted Living Facility	New Operations	135 units	Vero Beach, FL	July 2023
Assisted Living Facility	New Operations	95 units	Merritt Island, FL	July 2023
Assisted Living Facility	New Operations	100 units	Stuart, FL	July 2023
Hospice	New Agency	1 agency	Morristown, TN	April 2024
Hospice	New Agency	1 agency	Lawrenceburg, TN	July 2024
Hospice	New Agency	1 agency	Wytheville, VA	August 2024

On August 1, 2024, the Company purchased the White Oak portfolio, including its long-term care pharmacy. The White Oak portfolio consists of 15 skilled nursing facilities, two assisted living facilities, and four independent living facilities. The White Oak operations have 1,928 licensed skilled nursing beds, 48 assisted living units, and 302 independent living units in the states of South Carolina and North Carolina.

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $110,204,000 at September 30, 2024 and are a primary area of management focus. We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

In July 2024, CMS released its final rule outlining fiscal year 2025 Medicare payment rates and policy changes for skilled nursing facilities, which began on October 1, 2024. The fiscal year 2025 rule equates to a net 4.2% increase in Medicare Part A payments to SNFs in fiscal year 2025 compared to 2024 levels. The rule includes a market basket increase of 3.0%, an increase of 1.7% to the market basket forecast error adjustment, and a negative 0.5% productivity adjustment. This final rule also changes CMS’ enforcement policies to impose more equitable and consistent civil monetary penalties ("CMPs") for health and safety violations as part of the agency’s ongoing work to increase the safety and care provided in America’s nursing homes. CMS revised the regulation to expand the type of CMPs that can be imposed to allow for more per instance and per day CMPs to be imposed, as appropriate. In the final rule it also finalized updates to the SNF Quality Reporting Program ("QRP") to better account for adverse social conditions that negatively impact individuals’ health or healthcare. CMS also finalized its proposal to adopt a data validation process for the SNF QRP beginning the same year.

For the first nine months of 2024, our average Medicare per diem rate for skilled nursing facilities increased 4.9% as compared to the same period in 2023.

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

Effective October 1, 2024 and for the fiscal year 2025, the state of South Carolina implemented specific individual nursing facility increases. We estimate the resulting increase in revenue for the 2025 fiscal year will be approximately $500,000 annually, or $125,000 per quarter.

Effective July 1, 2024 and for the fiscal year 2025, the state of Missouri has proposed specific individual nursing facility increases, subject to approval from Centers for Medicare and Medicaid Services ("CMS"). Upon CMS' approval, we estimate the resulting increase in revenue for the 2025 fiscal year will be approximately $6,600,000 annually, or $1,650,000 per quarter.

We have also received from many of the states in which we operate a supplemental Medicaid payment to help mitigate the inflationary labor and medical supplies costs resulting from the pandemic. We have recorded $5,267,000 and $4,232,000 in net patient revenues for these supplemental Medicaid payments for the three months ended September 30, 2024 and 2023, respectively. We have recorded $11,314,000 and $15,3620,000 in net patient revenues for these supplemental Medicaid payments for the nine months ended September 30, 2024 and 2023, respectively.

For the first nine months of 2024, our average Medicaid per diem increased 10.2% compared to the same period in 2023.

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended September 30, 2024
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$293,026	$35,648	$-	$328,674
Other revenues	370	-	11,154	11,524
Net operating revenues	293,396	35,648	11,154	340,198

Costs and expenses:
Salaries, wages, and benefits	175,241	21,456	16,698	213,395
Other operating	72,384	6,612	3,513	82,509
Rent	8,422	602	1,862	10,886
Depreciation and amortization	9,632	172	815	10,619
Interest	1,742	-	-	1,742
Total costs and expenses	267,421	28,842	22,888	319,151

Income/(loss) from operations	25,975	6,806	(11,734)	21,047
Non-operating income	-	-	4,224	4,224
Unrealized gains on marketable equity securities	-	-	32,767	32,767

Income before income taxes	$25,975	$6,806	$25,257	$58,038

	Three Months Ended September 30, 2023
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$243,865	$33,140	$-	$277,005
Other revenues	297	-	11,183	11,480
Net operating revenues	244,162	33,140	11,183	288,485

Costs and expenses:
Salaries, wages, and benefits	151,912	20,066	10,686	182,664
Other operating	64,228	5,868	2,394	72,490
Rent	8,186	538	1,370	10,094
Depreciation and amortization	9,203	185	747	10,135
Interest	77	-	-	77
Total costs and expenses	233,606	26,657	15,197	275,460

Income/(loss) from operations	10,556	6,483	(4,014)	13,025
Non-operating income	-	-	4,097	4,097
Unrealized losses on marketable equity securities	-	-	(3,093)	(3,093)

Income/(loss) before income taxes	$10,556	$6,483	$(3,010)	$14,029

	Nine Months Ended September 30, 2024
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$790,664	$103,751	$-	$894,415
Other revenues	710	-	33,462	34,172
Government stimulus income	-	-	9,445	9,445
Net operating revenues and grant income	791,374	103,751	42,907	938,032

Costs and expenses:
Salaries, wages, and benefits	474,190	63,761	38,658	576,609
Other operating	207,883	18,977	11,232	238,092
Rent	24,795	1,736	5,273	31,804
Depreciation and amortization	27,646	545	2,352	30,543
Interest	1,788	-	-	1,788
Total costs and expenses	736,302	85,019	57,515	878,836

Income/(loss) from operations	55,072	18,732	(14,608)	59,196
Non-operating income	-	-	14,865	14,865
Unrealized gains on marketable equity securities	-	-	56,290	56,290

Income before income taxes	$55,072	$18,732	$56,547	$130,351

	Nine Months Ended September 30, 2023
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$706,795	$97,822	$-	$804,617
Other revenues	894	-	35,119	36,013
Net operating revenues	707,689	97,822	35,119	840,630

Costs and expenses:
Salaries, wages, and benefits	435,517	60,804	29,461	525,782
Other operating	192,473	17,356	7,384	217,213
Rent	24,520	1,639	3,928	30,087
Depreciation and amortization	27,474	555	2,237	30,266
Interest	268	-	-	268
Total costs and expenses	680,252	80,354	43,010	803,616

Income/(loss) from operations	27,437	17,468	(7,891)	37,014
Non-operating income	-	-	12,116	12,116
Unrealized gains on marketable equity securities	-	-	2,943	2,943

Income before income taxes	$27,437	$17,468	$7,168	$52,073

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

The operating results for newly opened facilities or agencies not at full capacity include newly constructed healthcare facilities or agencies that are still considered in the start-up phase, which are two hospice agencies for the three and nine months ended September 30, 3024. For the three and nine months ended September 30, 2023, included are two behavioral health hospitals, two homecare agencies, and two hospice agencies. The acquisition-related expenses represent expenses incurred to acquire the White Oak portfolio.

The tables below provide reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023

Net income attributable to National Healthcare Corporation	$42,789	$10,388	$95,846	$38,392
Non-GAAP adjustments:
Unrealized (gains)/losses on marketable equity securities	(32,767)	3,093	(56,290)	(2,943)
Operating results for newly opened facilities or agencies not at full capacity	120	66	140	1,616
Share-based compensation expense	1,093	708	3,062	2,119
Gain on sale of unconsolidated company	-	-	(1,024)	-
Acquisition-related expenses	637	-	2,831	-
Employee retention credit	-	-	(9,445)	-
Income tax expense/(benefit) on non-GAAP adjustments	8,038	(1,005)	15,789	(206)
Non-GAAP Net income	$19,910	$13,250	$50,909	$38,978

GAAP diluted earnings per share	$2.73	$0.68	$6.15	$2.51
Non-GAAP adjustments:
Unrealized (gains)/losses on marketable equity securities	(1.55)	0.15	(2.67)	(0.14)
Operating results for newly opened facilities or agencies not at full capacity	0.01	-	0.01	0.07
Share-based compensation expense	0.05	0.03	0.15	0.10
Gain on sale of unconsolidated company	-	-	(0.05)	-
Acquisition-related expenses	0.03	-	0.13	-
Employee retention credit	-	-	(0.45)	-
Non-GAAP diluted earnings per share	$1.27	$0.86	$3.27	$2.54

Results of Operations

The following table and discussion set forth items from the interim condensed consolidated statements of operations as a percentage of net operating revenues and grant income for the three and nine months ended September 30, 2024 and 2023.

Percentage of Net Operating Revenues

	Three Months Ended September 30		Nine Months Ended June 30
	2024	2023	2024	2023
Net operating revenues and grant income	100.0%	100.0%	100%	100%
Costs and expenses:
Salaries, wages, and benefits	62.7	63.3	61.5	62.5
Other operating	24.3	25.1	25.4	25.8
Facility rent	3.2	3.5	3.4	3.6
Depreciation and amortization	3.1	3.5	3.3	3.6
Interest	0.5	0.1	0.1	0.1
Total costs and expenses	93.8	95.5	93.7	95.6
Income from operations	6.2	4.5	6.3	4.4
Non–operating income	1.3	1.4	1.5	1.4
Unrealized gains/(losses) on marketable equity securities	9.6	(1.0)	6.1	0.4
Income before income taxes	17.1	4.9	13.9	6.2
Income tax provision	(4.5)	(1.4)	(3.7)	(1.8)
Net income	12.6	3.5	10.2	4.4
Net income attributable to noncontrolling interest	0.0	0.1	0.0	0.2
Net income attributable to stockholders of NHC	12.6	3.6	10.2	4.6

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Results for the quarter ended September 30, 2024 compared to the third quarter of 2023 include a 17.9% increase in net operating revenues. For the quarter ended September 30, 2024, GAAP net income attributable to NHC was $42,789,000 compared to $10,388,000 for the same period in 2023. Excluding the unrealized gains and losses in our marketable equity securities portfolio and other non-GAAP adjustments, adjusted net income for the quarter ended September 30, 2024 was $19,910,000 compared to $13,250,000 for the same period in 2023. The increase in adjusted net income for the three months ended September 30, 2024 compared to the same period of 2023 was primarily due to the per diem increases in our skilled nursing facilities and the continued reduction of nurse agency staffing expense within our operations.

On August 1, 2024, the Company purchased the White Oak portfolio, including its long-term care pharmacy. The White Oak portfolio consists of 15 skilled nursing facilities, two assisted living facilities, and four independent living facilities. The White Oak operations have 1,928 licensed skilled nursing beds, 48 assisted living units, and 302 independent living units in the states of South Carolina and North Carolina.

Net operating revenues

Net patient revenues increased $51,669,000, or 18.7%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the quarter averaged 88.3%, compared to an average of 88.1% for the same quarter a year ago. Overall, the composite skilled nursing facility per diem increased 7.8% compared to the same quarter a year ago. Our Medicare per diem rates increased 4.8% and managed care per diem rates decreased 6.0% compared to the same quarter a year ago. Medicaid and private pay per diem rates increased 13.1% and 14.1%, respectively, compared to the same quarter a year ago. For the three months ended September 30, 2024 and 2023, respectively, $5,267,000 and $4,232,000 have been included in our net patient revenues for supplemental Medicaid payments that are in addition to our Medicaid skilled nursing per diems.

White Oak, which was acquired on August 1, 2024, as noted above, attributed to an increase of $37,299,000 in net patient revenues for the quarter ended September 30, 2024 compared to the same quarter in the prior year.

On March 1, 2024, the Company exited a lease and transferred the operations of two skilled nursing facilities (included assisted living units) and one memory care facility located in Missouri. The exiting of these operations resulted in net patient revenues decreasing $7,861,000 for the quarter ended September 30, 2024 compared to the same quarter in the prior year.

Other revenues decreased $44,000, or 0.4%, compared to the same quarter last year, as further detailed in Note 5 to our interim condensed consolidated financial statements.

Total costs and expenses

Total costs and expenses for the three months ended September 30, 2024 compared to the same period of 2023 increased $43,691,000, or 15.9%, to $319,151,000 from $275,460,000.

Salaries, wages, and benefits as a percentage of net operating revenues was 62.7% compared to 63.3% for the three months ended September 30, 2024 and 2023, respectively. We continue to work diligently to find solutions to reduce and eliminate the agency nurse staffing within our healthcare operations. Our agency staffing expense decreased approximately 60% for the three months ended September 30, 2024 compared to the same period of 2023.

White Oak, which was acquired on August 1, 2024, as noted above, attributed to an increase of $24,511,000 in salaries, wages, and benefits for the quarter ended September 30, 2024 compared to the same quarter in the prior year.

On March 1, 2024, the Company exited the lease and transferred the operations of two skilled nursing facilities (included assisted living units) and one memory care facility located in Missouri. The exiting of these operations resulted in salaries, wages, and benefits decreasing $6,148,000 for the quarter ended September 30, 2024 compared to the same quarter in the prior year.

Other operating expenses as a percentage of net operating revenues was 24.3% and 25.1% for the three months ended September 30, 2024 and 2023, respectively. White Oak, which was acquired on August 1, 2024, as noted above, attributed to an increase of $8,238,000 in other operating expenses for the quarter ended September 30, 2024 compared to the same quarter in the prior year.

On March 1, 2024, the Company exited the lease and transferred the operations of two skilled nursing facilities (included assisted living units) and one memory care facility located in Missouri. The exiting of these operations resulted in other operating expenses decreasing $2,316,000 for the quarter ended September 30, 2024 compared to the same quarter in the prior year.

Other income

Non–operating income increased by $127,000 compared to the same period last year, as further detailed in Note 6 to our interim condensed consolidated financial statements.

Income taxes

The income tax provision for the three months ended September 30, 2024 is $15,338,000 (an effective income tax rate of 26.4%).

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

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Results for the nine months ended September 30, 2024 compared to the same period of 2023 include an 11.6% increase in net operating revenues and grant income. For the nine months ended September 30, 2024, GAAP net income attributable to NHC was $95,846,000 compared to $38,392,000 for the same period in 2023. Excluding the unrealized gains in our marketable equity securities portfolio and other non-GAAP adjustments, adjusted net income for the nine months ended September 30, 2024 was $50,909,000 compared to $38,978,000 for the same period in 2023.  The increase in adjusted net income for the nine months ended September 30, 2024 compared to the same period of 2023 was primarily due to the per diem increases in our skilled nursing facilities and the continued reduction of nurse agency staffing expense within our operations.

On August 1, 2024, the Company purchased the White Oak portfolio, including its long-term care pharmacy. The White Oak portfolio consists of 15 skilled nursing facilities, two assisted living facilities, and four independent living facilities. The White Oak operations have 1,928 licensed skilled nursing beds, 48 assisted living units, and 302 independent living units in the states of South Carolina and North Carolina.

Net operating revenues and grant income

Net patient revenues increased $89,798,000, or 11.2%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the nine months ended September 30, 2024 averaged 88.6%, compared to an average of 87.8% for the same period a year ago. Overall, the composite skilled nursing facility per diem increased 7.7% compared to the same period a year ago. Our Medicare per diem rates increased 4.9% and managed care per diem rates decreased 0.1% compared to the same period a year ago. Medicaid and private pay per diem rates increased 10.2% and 12.9%, respectively, compared to the same period a year ago. For the nine months ended September 30, 2024 and 2023, respectively, $11,314,000 and $15,362,000 have been included in our net patient revenues for supplemental Medicaid payments that are in addition to our Medicaid skilled nursing per diems.

White Oak, which was acquired on August 1, 2024, as noted above, attributed to an increase of $37,299,000 in net patient revenues for the nine months ended September 30, 2024 compared to the same period in the prior year.

On March 1, 2024, the Company exited a lease and transferred the operations of two skilled nursing facilities (included assisted living units) and one memory care facility located in Missouri. The exiting of these operations resulted in net patient revenues decreasing $18,799,000 for the nine months ended September 30, 2024 compared to the same period in the prior year.

Other revenues decreased $1,841,000, or 5.1%, compared to the same period last year, as further detailed in Note 5 to our interim condensed consolidated financial statements.

During the nine months ended September 30, 2024, the Company recognized $9,445,000 related to the Employee Retention Credit (“ERC”) that was established by the CARES Act and intended to help businesses retain their workforce and avoid layoffs during the pandemic. The ERC provided a per employee credit to eligible businesses based on a percentage of qualified wages and health insurance benefits paid to employees. During the second quarter of 2024, all conditions related to the assistance were met and the credit was recognized as government stimulus income.

Total costs and expenses

Total costs and expenses for the nine months ended September 30, 2024 compared to the same period of 2023 increased $75,220,000, or 9.4%, to $878,836,000 from $803,616,000.

Salaries, wages, and benefits as a percentage of net operating revenues was 61.5% compared to 62.5% for the nine months ended September 30, 2024 and 2023, respectively. We continue to work diligently to find solutions to reduce and eliminate the agency nurse staffing within our healthcare operations. Our agency staffing expense decreased approximately 55% for the nine months ended September 30, 2024 compared to the same period of 2023.

White Oak, which was acquired on August 1, 2024, as noted above, attributed to an increase of $24,511,000 in salaries, wages, and benefits for the nine months ended September 30, 2024 compared to the same period in the prior year.

On March 1, 2024, the Company exited the lease and transferred the operations of two skilled nursing facilities (included assisted living units) and one memory care facility located in Missouri. The exiting of these operations resulted in salaries, wages, and benefits decreasing $14,097,000 for the nine months ended September 30, 2024 compared to the same period in the prior year.

Other operating expenses as a percentage of net operating revenues was 25.4% and 25.8% for the nine months ended September 30, 2024 and 2023, respectively. White Oak, which was acquired on August 1, 2024, as noted above, attributed to an increase of $8,238,000 in other operating expenses for the nine months ended September 30, 2024 compared to the same period in the prior year.

On March 1, 2024, the Company exited the lease and transferred the operations of two skilled nursing facilities (included assisted living units) and one memory care facility located in Missouri. The exiting of these operations resulted in other operating expenses decreasing $4,452,000 for the nine months ended September 30, 2024 compared to the same quarter in the prior year.

Other income

Non–operating income increased by $2,749,000 compared to the same period last year, as further detailed in Note 6 to our interim condensed consolidated financial statements.

Income taxes

The income tax provision for the nine months ended September 30, 2024 is $34,294,000 (an effective income tax rate of 26.3%).

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Nine Months Ended September 30		Six Month Change
	2024	2023	$	%
Cash, cash equivalents, restricted cash, and restricted cash equivalents, at beginning of period	$125,968	$74,865	$51,103	68.3%

Cash provided by operating activities	94,514	85,483	9,031	10.6

Cash used in investing activities	(225,048)	(7,382)	(217,666)	(2,948.6)

Cash provided by/(used in) financing activities	119,640	(32,711)	152,351	465.7

Cash, cash equivalents, restricted cash, and restricted cash equivalents, at end of period	$115,074	$120,255	$(5,181)	(4.3)%

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2024 was $94,514,000 as compared to $85,483,000 in the same period last year. Cash provided by operating activities consisted of net income of $96,057,000 and adjustments for non–cash items of $9,070,000. There was cash provided by working capital in the amount of $7,015,000 for the nine months ended September 30, 2024 compared to $20,645,000 for the same period a year ago.

Included in the adjustments for non-cash items are depreciation and amortization expense, equity in earnings of unconsolidated investments, unrealized gains on our marketable equity securities, gains on sales of investments, deferred taxes, and stock compensation.

Investing Activities

Net cash used in investing activities totaled $225,048,000 for the nine months ended September 30, 2024, compared to $7,382,000 for the nine months ended September 30, 2023. Cash used for property and equipment additions was $19,944,000 and $19,300,000 for the nine months ended September 30, 2024, and 2023, respectively. On August 1, 2024, the acquisition of White Oak Senior Living resulted in cash used of $215,896,000. Proceeds from the sale of marketable securities, net of purchases, resulted in cash provided by investing activity of $15,040,000 and $14,815,000 for the nine months ended September 30, 2024 and 2023, respectively. In January 2024, the Company sold its 50% joint venture ownership interest in a homecare agency resulting in proceeds from the sale of $2,100,000.  For the nine months ended September 30, 2024, we contributed capital of $8,370,000 to a joint venture, multi-family development that is under construction in Franklin, Tennessee.

Financing Activities

Net cash provided by financing activities totaled $119,640,000 for the nine months ended September 30, 2024 compared to net cash used of $32,711,000 for the nine months ended September 30, 2023. The funding for the White Oak acquisition was provided by the Company’s cash on hand and borrowings under the credit facility of approximately $150,000,000. During the third quarter of 2024, cash of $3,000,000 was used to pay down the outstanding principal balance on our credit facility. We made principal payments under our finance lease obligations in the amount of $860,000 and $3,711,000 for the nine months ended September 30, 2024 and 2023, respectively. Cash used for dividend payments to common stockholders totaled $27,545,000 in the current year period compared to $26,520,000 for the same period a year ago. Cash provided by the issuance of common stock totaled $13,471,000 for the nine months ended September 30, 2024 compared to $260,000 for the same period a year ago. We repurchased common shares outstanding in the amount of $13,502,000 and $2,482,000 for the nine months ended September 30, 2024 and 2023, respectively.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, our current cash on hand of $84,807,000, our marketable equity securities of $164,754,000, and our borrowing capacity on the $50 million available line of credit are expected to be adequate to meet our contractual obligations, operating liquidity, and our growth and development plans in the next twelve months. We also have substantial value in our unencumbered real estate assets, which could potentially be used as collateral in future borrowing opportunities.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $84,807,000, our marketable equity securities of $164,754,000, and our borrowing capacity on the $50 million available line of credit. We also have substantial value in our unencumbered real estate assets, which could potentially be used as collateral in future borrowing opportunities.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At September 30, 2024, we have available for sale marketable debt securities in the amount of $123,911,000. The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

As of September 30, 2024, our credit facility bears interest at variable interest rates. Currently, we have an outstanding balance on our credit facility of $147.0 million.  Based on our outstanding balance on the credit facility, a 1% change in interest rates would change interest cost by approximately $1,470,000.

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

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At September 30, 2024, the fair value of our marketable equity securities is approximately $187,755,000. Of the $187.8 million equity securities portfolio, our investment in NHI comprises approximately $137.1 million, or 73.0%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $18.8 million. At September 30, 2024, our equity securities had net unrealized gains of $139.9 million. Of the $139.9 million of unrealized gains, $112.3 million is related to our investment in NHI.

Item 4.	Controls and Procedures.

As of September 30, 2024, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

As permitted by guidance issued by the SEC that an assessment of internal control over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management excluded an assessment of the internal controls of White Oak Senior Living, which we acquired on August 1, 2024, from its evaluation of the effectiveness of our disclosure controls and procedures. White Oak Senior Living represented 15% of our consolidated total assets and 4% of our consolidated total net operating revenues and grant income as of and for the nine months ended September 30, 2024. We are in the process of integrating White Oak Senior Living into our system of internal control over financial reporting.

Other than with respect to the integration of White Oak Senior Living into our system of internal control over financial reporting, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of prior, current, and pending litigation of material significance to NHC, please see Note 17 of this Form 10–Q.

Item 1A.	Risk Factors.

During the nine months ended September 30, 2024, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

10.1

Purchase and Sale Agreement dated May 31, 2024 between NHC/OP, L.P., a wholly owned subsidiary of NHC, and Douglas M. Cecil, Oliver K. Cecil, Jr., Dorothy Dean Cecil, Jeni Cecil Feeser, Beth Creech Cecil, John Barber And Teresa J. Cecil, As Trustee Of The Teresa J. Cecil Revocable Trust U/A Dated July 20, 2006, As Amended And Restated On February 15, 2023 (Incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed on August 8, 2024.)

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: November 7, 2024	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer

Date: November 7, 2024	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Chief Financial Officer