Form 10-K
period 2024-12-31
NATIONAL HEALTHCARE CORP
filed 2025-02-28
CIK 1047335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of Common Stock held by non–affiliates on June 30, 2024 (based on the closing price of such shares on the NYSE American) was approximately $766.1 million. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant’s Common Stock have been deemed affiliates of the Registrant.

The number of shares of Common Stock outstanding as of February 17, 2025 was 15,445,261.

Documents Incorporated by Reference

The following documents are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10–K:

The Registrant’s definitive proxy statement for its 2025 shareholder’s meeting.

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

National HealthCare Corporation, which we also refer to as NHC or the Company, began business in 1971. Our principal business is the operation of skilled nursing facilities, assisted living facilities, independent living facilities, homecare and hospice agencies, and behavioral health hospitals. Our business activities include providing sub–acute and post–acute skilled nursing care, intermediate nursing care, rehabilitative care, memory and Alzheimer’s care, senior living services, home health care services, hospice services, and behavioral health services. In addition, we provide management services, accounting and financial services, as well as insurance services to third party operators of health care facilities. We also own the real estate of 10 healthcare properties and lease these properties to third party operators. We operate in 9 states and our operations are primarily located in the Southeastern and Midwestern parts of the United States.

Description of the Business

The following table summarizes our operations by ownership status as of December 31, 2024:

	Owned	Leased	Managed	Total
Skilled Nursing Facilities
Number of facilities	43	29	8	80
Percentage of total	53.7%	36.3%	10.0%	100.0%
Licensed beds	5,503	3,859	979	10,341
Percentage of total	53.2%	37.3%	9.5%	100.0%

Assisted Living Facilities
Number of facilities	19	5	2	26
Percentage of total	73.1%	19.2%	7.7%	100.0%
Units	1,309	70	34	1,413
Percentage of total	92.6%	5.0%	2.4%	100.0%

Independent Living Facilities
Number of facilities	5	3	1	9
Percentage of total	55.6%	33.3%	11.1%	100.0%
Retirement apartments	396	245	136	777
Percentage of total	51.0%	31.5%	17.5%	100.0%

Behavioral Health Hospitals
Number of facilities	3	–	–	3
Percentage of total	100.0%	–	–	100.0%
Licensed beds	102	–	–	102
Percentage of total	100.0%	–	–	100.0%

Homecare Agencies	34	–	–	34
Hospice Agencies	33	–	–	33

Net Patient Revenues. The services we provide include a comprehensive range of health care services. In fiscal 2024, 95.7% of our net operating revenues were derived from such health care services. Highlights of health care services activities during 2024 were as follows:

●

Skilled Nursing Facilities. The most significant portion of our business and the base for our other health care services is the operation of our skilled nursing facilities (“SNF’s”). In our facilities, experienced medical professionals provide medical services prescribed by physicians. Registered nurses, licensed practical nurses, and certified nursing assistants provide comprehensive, individualized nursing care 24 hours a day. In addition, our facilities provide licensed therapy services, quality nutrition services, social services, activities, and housekeeping and laundry services. Revenues from the 72 facilities we own or lease are reported as net patient revenues in our financial statements. Management fee income is recorded as other revenues from the eight facilities that we manage. We generally charge 6% of facility net operating revenues for our management services.

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

	Year Ended December 31,
	2024	2023	2022
Overall census	88.6%	87.9%	83.8%

●

Rehabilitative Services. Our licensed therapists provide physical, speech, respiratory and occupational therapy for patients recovering from strokes, heart attacks, orthopedic conditions, neurological illnesses, or other illnesses, injuries, or disabilities. We maintained a rehabilitation staff of over 1,200 highly trained, professional therapists in 2024. Most of our rehabilitative services are for patients in our owned, leased and managed skilled nursing facilities. However, we also provide services to 50 additional health care providers. Our rates for these services are competitive with other market rates.

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

●

Assisted Living Facilities. Our assisted living facilities provide personal care services and assistance with general activities of daily living such as dressing, bathing, meal preparation and medication management. We perform resident assessments to determine what services are desired or required and our qualified staff encourages residents to participate in a range of activities. In 2024, the rate of occupancy was 81.1% compared to 78.5% in 2023. Certificates of Need (“CONs”) are not required to build these projects in most states, and we believe overbuilding has occurred in some of our markets.

●

Independent Living Facilities. Our independent living facilities offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for our residents, including restaurants, activity rooms and social areas. Charges for services are paid from private sources without assistance from governmental programs. Independent living facilities may be licensed and regulated in some states, but do not require the issuance of a CON such as is required for skilled nursing facilities. We have, in several cases, developed independent living facilities adjacent to our nursing facilities. These units are rented by the month; thus, these facilities offer an expansion of our continuum of care. We believe these independent living units offer a positive marketing aspect to all our senior care offerings and services. In 2024, the rate of occupancy was 93.2% compared to 89.0% in 2023.

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

●

Homecare Agencies. Our home health agencies (“homecares”) assist those who wish to stay at home or in assisted living residences but still require some degree of medical care or assistance with daily activities. Registered and licensed practical nurses and therapy professionals provide skilled services such as infusion therapy, wound care and physical, occupational and speech therapies. Home health aides may assist with daily activities such as assistance with walking and getting in and out of bed, personal hygiene, medication assistance, light housekeeping and maintaining a safe environment. Under the Medicare reimbursement payment system, we receive a prospectively determined amount per patient per 30-day period of care. Under our managed care contracts, we may receive a period of care payment or be paid by a per-visit payment model. In 2024, we served an average census of 3,409 patients and provided 311,520 visits.

●

Hospice Agencies. We provide hospice care through Caris Healthcare (“Caris”), a wholly owned subsidiary of NHC. Caris specializes in providing hospice and palliative care to over 1,514 patients per day in 33 locations in Georgia, Missouri, South Carolina, Tennessee, and Virginia. Under the Medicare reimbursement payment system, Medicare pays a daily rate to cover the costs for providing services included in the patient care plan. Medicare makes daily payments based on 1 of 4 levels of hospice care. All hospice care and services offered to patients and their families must follow an individualized written plan of care that meets the patient’s needs.

●

Pharmacy Operations. At December 31, 2024, we operated five regional pharmacy locations (two locations each in Tennessee and South Carolina and one location in Missouri). These pharmacies primarily service our patients that are in an inpatient setting using a central location to deliver pharmaceutical supplies. Our regional pharmacies bill Medicare Part D Prescription Drug Plans (PDPs) electronically and directly for inpatients who have selected a PDP.

●

Institutional Special Needs Plan (“I-SNP”).  Our I-SNP, which is called NHC Advantage, is a managed care insurance company that restricts enrollment to Medicare Advantage eligible individuals who, for 90 days or longer, have had or are expected to need the level of services provided in a skilled nursing facility. We believe the I-SNP benefits our patients by providing nurse practitioners and care-coordination teams that continue to enhance the patient-centered experience and our quality of patient care. The I-SNP receives a per member, per month premium from Medicare which covers the members same health care benefits as original Medicare, as well as additional benefits including preventive screenings and routine vision coverage. At December 31, 2024, the I-SNP operated in the states of Tennessee, Missouri, and South Carolina with approximately 1,200 members enrolled in the plan.

Other Revenues. We generate revenues from management, accounting and financial services to third party operators of healthcare facilities, from insurance services to our managed healthcare facilities, and from rental income. In fiscal 2024, 3.5% of our net operating revenues were derived from such sources. The significant sources of our other revenues are described as follows:

●

Management, Accounting and Financial Services. We provide management services to skilled nursing facilities, assisted living facilities and independent living facilities operated by third party operators. We typically charge 6% of the managed centers’ net operating revenues as a fee for these services. Additionally, we provide accounting and financial services to other healthcare operators. As of December 31, 2024, we perform management services for eleven healthcare facilities and accounting and financial services for 15 healthcare facilities.

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

●	Rental Income. The healthcare properties currently owned and leased to third party operators include nine skilled nursing facilities and one assisted living community.

Government Grant Income. We received government grant funds as part of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES ACT"). The Employee Retention Credit (“ERC”) was established by the CARES Act and intended to help businesses retain their workforce and avoid layoffs during the pandemic. The ERC provided a per employee credit to eligible businesses based on a percentage of qualified wages and health insurance benefits paid to employees. The qualified wages and health insurance benefits paid by the Company were related to the second, third, and fourth quarters of 2020. All conditions related to the ERC were met during 2024. The Company recorded $9,445,000 of government grant income related to the ERC credit for the year ended December 31, 2024. The Company recorded $11,457,000 of government grant income from the Provider Relief Fund for the year ended December 31, 2022.

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

The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of December 31, 2024:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	80
Number of 4 and 5-star rated skilled nursing facilities	46
Percentage of 4 and 5-star rated skilled nursing facilities	57%	35%
Average rating for all skilled nursing facilities, end of period	3.6	2.8

Development and Growth

We are undertaking to expand our post–acute and senior health care operations while protecting our existing operations and markets. The following table lists our recent construction and purchase activities.

Type of Operation	Description	Size	Location	Placed in Service
Homecare	New Agency	1 agency	Anderson, SC	January 2022
Hospice	New Agency	1 agency	Tullahoma, TN	March 2022
Behavioral Health Hospital	New Facility	64 beds	Knoxville, TN	April 2022
Behavioral Health Hospital	New Facility	16 beds	St. Louis, MO	June 2022
Hospice	New Agency	1 agency	Cedar Bluff, VA	March 2023
Skilled Nursing	Acquisition	66 beds	Nashville, TN	May 2023
Homecare	New Agency	1 agency	Tallahassee, FL	May 2023
Assisted Living Facility	New Operations	135 units	Vero Beach, FL	July 2023
Assisted Living Facility	New Operations	95 units	Merritt Island, FL	July 2023
Assisted Living Facility	New Operations	100 units	Stuart, FL	July 2023
Hospice	New Agency	1 agency	Morristown, TN	April 2024
Hospice	New Agency	1 agency	Lawrenceburg, TN	July 2024
Hospice	New Agency	1 agency	Wytheville, VA	August 2024
Hospice	New Agency	1 agency	Clinton, TN	October 2024

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

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Year Ended December 31,
Source	2024	2023	2022
Medicare	33%	34%	37%
Managed Care	10%	10%	10%
Medicaid	29%	30%	28%
Private Pay and Other	28%	26%	25%
Total	100%	100%	100%

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

Medicaid is a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government. Medicaid may supplement Medicare benefits for the disabled and for persons aged 65 and older meeting financial eligibility requirements. Medicaid reimbursement formulas are established by each state with the approval of the federal government in accordance with federal guidelines. Seniors who enter skilled nursing facilities as private pay patients can become eligible for Medicaid once they have substantially depleted their assets. Medicaid typically covers patients that require standard room and board services and provides reimbursement rates that are generally lower than rates earned from other sources.

Medicaid reimbursement varies from state to state and is based upon a number of different systems. The states in which we operate primarily use a cost–based reimbursement system. Rates are subject to a state's annual budgetary requirements and funding, statutory and regulatory changes and interpretations and rulings by individual state agencies and state plan amendments approved by CMS.

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

In July 2024, CMS released its final rule outlining fiscal year 2025 Medicare payment rates and policy changes for skilled nursing facilities, which began on October 1, 2024. The fiscal year 2025 rule equates to a net 4.2% increase in Medicare Part A payments to SNFs in fiscal year 2025 compared to 2024 levels. The rule includes a market basket increase of 3.0%, an increase of 1.7% to the market basket forecast error adjustment, and a negative 0.5% productivity adjustment. This final rule also changes CMS’ enforcement policies to impose more equitable and consistent civil monetary penalties ("CMPs") for health and safety violations as part of the agency’s ongoing work to increase the safety and care provided in America’s nursing homes. CMS revised the regulation to expand the type of CMPs that can be imposed to allow for more per instance and per day CMPs to be imposed, as appropriate. The final rule also finalized updates to the SNF Quality Reporting Program ("QRP") to better account for adverse social conditions that negatively impact individuals’ health or healthcare. CMS also finalized its proposal to adopt a data validation process for the SNF QRP beginning the same year.

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

In November 2024, CMS released its final rule outlining fiscal year 2025 Medicare payment rates. CMS projects payments to home health agencies in fiscal year 2025 will increase by 0.5% or $85 million, relative to the prior year. This increase reflects a 2.7% home health payment update, reduced by a 1.8% decrease that reflects the permanent behavior adjustment and an estimated 0.4% decrease that reflects the updated fixed-dollar loss ratio for outlier payments. As required by the Bipartisan Budget Act of 2018, this rule proposes a permanent prospective adjustment to the CY2025 home health payment rate to account for the impact of implementing the PDGM. This adjustment accounts for differences between assumed behavior changes and actual behavior changes on estimated aggregate expenditures due to the CY2020 implementation of PDGM and the change to a 30-day unit of payment.

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

Effective July 1, 2024 and for the fiscal year 2025, the state of Missouri has proposed specific individual nursing facility increases, subject to approval from CMS. Upon CMS' approval, we estimate the resulting increase in revenue for the 2025 fiscal year will be approximately $6,600,000 annually, or $1,650,000 per quarter.

We have also received from many of the states in which we operate a supplemental Medicaid payment to help mitigate the inflationary labor and healthcare workforce crisis. For the years ended December 31, 2024, 2023 and 2022, we have recorded $12,749,000, $20,214,000 and $19,442,000, respectively, due to these supplemental Medicaid payments. We have recorded these payments in net patient revenues in our consolidated statements of operations.

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

Competition

In most of the communities in which we operate health care facilities, we compete with other health care facilities in the area. There are hundreds of operators of post-acute healthcare services in each of these states and no single operator, including us, dominates any of the markets, except for some small rural markets which might have limited competition. In competing for patients and staff, we depend upon referrals from acute care hospitals, physicians, residential care facilities, church groups and other community service organizations. The reputation in the community and the physical appearance of our facilities are important in obtaining patients since members of the patient’s family generally participate to a greater extent in selecting skilled nursing facilities than in selecting an acute care hospital. We believe that by providing and emphasizing rehabilitative, as well as patient-centered healthcare services, we can broaden our patient base and differentiate our operations from competing operations.

As we continue to expand into all areas of senior health care, we monitor proposed or existing competing operations. Our goal is to link our skilled nursing facilities with our senior living communities, home health operations, hospice operations, and behavioral health hospitals; therefore, obtaining a competitive advantage for our operations.

Human Capital

Employees

As of December 31, 2024, we had 14,962 full-time and part-time employees (“partners”), mainly through our Administrative Services Contractor (National Health Corporation). None of our partners were represented by a collective bargaining agreement. We believe relations with our partners are good. Our partners are guided by NHC’s Code of Conduct, and they take pride in their work. The Company’s partners appreciate different perspectives and embrace the opportunity to work with those of diverse backgrounds.

Total Rewards

To attract and retain top talent, we believe we must offer and maintain competitive total rewards for our partners. These rewards include not only wages and salaries, but also health, welfare, and retirement benefits. Our partners accrue earned time off (“ETO”) with the flexibility to use this time at their discretion. We offer comprehensive health insurance coverage to all eligible partners as well as a partner and family sick time program, which allows partners to accrue paid sick time based on hours worked and to use that time for themselves or family members in need of care. We offer a 401(k) plan which includes matching company contributions. Also, to foster a stronger sense of ownership, we offer an Employee Stock Purchase Plan where partners may purchase company stock through payroll deductions.

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

We also conduct an "Administrator in Training" course, which is 24 months in duration, for the professional training of skilled nursing facility administrators. Presently, we have six (two male and four female) full–time individuals in this program. Six of our seven regional vice presidents and 59 of our 80 health care center administrators are graduates of this program.

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

Community

We have a long and proud history of investing in the communities where we live and work. Through the National Health Foundation (the “Foundation”) and The Foundation for Geriatric Education (“TFGE”) we give back by providing grants to nonprofits and providing tuition reimbursement to partners to further their education in the field of geriatrics. We also have a Compassion Fund, which is used to help support partners in times of need. Many of our partners make a positive impact in the communities in which they live by donating their time and talent by volunteering and serving on boards of charitable organizations.

Environmental Sustainability

We are working diligently to minimize our effect on the environment by conserving energy and protecting our natural resources. We are focusing on being more energy efficient and reducing our water use and wastewater discharges while continuing to provide a healthy environment for our patients, partners and visitors. We have partnered with a company to study and identify areas on our properties that would benefit from lighting upgrades as part of our efforts to reduce energy consumption. We are committed to adhering to applicable federal, state and local environmental regulations. Our goal is to minimize environmental risks to our patients and in the communities which we operate.

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

Under the SNF Value-Based Purchasing Program, CMS reduces SNF Medicare payments by 2 percentage points and redistributes the majority of these funds as incentive payments based on SNF quality measure performance. In January 2022, CMS began implementing a nationwide expansion of the Home Health Value-Based Purchasing (“HHVBP) Model. Under the model, home health agencies will receive increases or decreases to their Medicare fee-for-service payments of up to 5%, based on performance against specific quality measures relative to the performance of other providers. Data collected in each performance year will impact Medicare payments two years later. Calendar year 2023 was the first performance year under the expanded HHVBP Model.

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

The staffing level required to receive a 5-star rating in the CMS Nursing Home Five Star Quality Rating System is determined based on analysis of the relationship between staffing levels and measures of nursing home quality. CMS continues to increase its quality measure thresholds, which is regularly increased every six months, making it more difficult to achieve upward and five-star ratings. CMS increased its quality measure thresholds in 2022, making it more difficult for facilities to obtain or maintain four-and-five-star ratings. CMS places a strong emphasis on registered nurse (“RN”) staffing. CMS posts information on nursing home staffing measures on the Care Compare website including staff turnover rates and weekend staffing levels. This new data has been incorporated into the Nursing Home Five Star Quality Rating System.

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

Federal minimum staffing mandates may adversely affect our labor costs, ability to maintain desired levels of patient census and profitability. In April 2024, CMS issued the Staffing Rule, establishing minimum staffing standards for SNFs. The Staffing Rule contains three primary staffing requirements which are phased in over the next several years. Due to pending legislation in both the House of Representatives and the Senate, industry litigation filed to dispute the Staffing Rule's validity and enforceability, as well as the long phase-in of the requirements, the exact effects of the Staffing Rule cannot be determined. Future developments may significantly alter or even halt the implementation of the Staffing Rule. However, we expect that the Staffing Rule in its current form will have adverse financial consequences upon our business.

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

During 2024, we expanded our operations with the acquisition of the White Oak Senior Living portfolio. This growth has placed and will continue to place significant demands on our management resources. Our ability to manage our growth effectively and to successfully integrate this acquisition into our existing business will require us to expand our operation, financial and management information systems.

Upkeep of healthcare properties is capital intensive, requiring us to continually direct financial resources to the maintenance and enhancement of our physical plant and equipment. As of December 31, 2024, we leased or owned 72 skilled nursing facilities, 24 assisted living facilities, three behavioral health hospitals, and eight independent living facilities. Our ability to maintain and enhance our physical plant and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit a substantial portion of our free cash flow to continued investment in our physical plant and equipment. Certain of our competitors may operate centers that are not as old as our centers, or may appear more modernized than our centers, and therefore may be more attractive to prospective customers. In addition, the cost to replace our existing centers through acquisition or construction is substantially higher than the carrying value of our centers. We are undertaking a process to allocate more aggressive capital spending within our owned and leased facilities in an effort to address issues that arise in connection with an aging physical plant.

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

The effects related to any potential future pandemic, epidemic, or infectious disease outbreak could adversely impact our business and future results of operations and financial condition. Pandemics, epidemics, or outbreaks of contagious illnesses and similar events may cause harm to us, our partners (employees), our patents, our vendors and supply chain partners, and financial institutions, which could have a material adverse effect on our results of operations, financial condition and cash flows. The impacts may include, but would not be limited to:

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

Any such crisis could diminish public trust in healthcare providers, particularly those that are treating or have treated patients affected by contagious diseases. Patient volumes may decline or volumes of uninsured patients may increase, depending on the economic circumstances surrounding the pandemic, epidemic or outbreak.

We are permitted to incur substantially more debt, which could further exacerbate the risks described above. We and our subsidiaries may be able to incur substantial indebtedness in the future. If additional debt is added, the related risks that we now face could intensify.

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

The Company’s Board of Directors is committed to both safeguarding against cybersecurity threats and complying with the SEC Cybersecurity regulations adopted on July 26, 2023. The Board receives an annual cybersecurity update from the Chief Information Officer (CIO) and Chief Information Security Officer (CISO) at one of the Board meetings held throughout the year. Accordingly, they received their customary detailed briefing from the CIO and CISO at the August 8, 2024 meeting.

The CIO provides relevant information on cybersecurity threats and risks to the Certification Committee on a quarterly basis. This meeting is chaired by the Chairman of the Audit Committee. The Chairman of the Audit Committee will then escalate any significant matters to the full Audit Committee. If necessary, the Audit Committee can further elevate these matters to the full Board of Directors.

The Company has implemented processes and continues to look at improved ways to identify, assess, and manage material risks from cybersecurity threats. Additionally, it has established procedures to evaluate any material effects, or reasonably likely material effects, of risks from cybersecurity threats and past cybersecurity incidents. The Company also has processes in place to assess and determine the necessity of any material disclosures required on Form 8-K.

The Company’s CIO brings over 40 years of experience in information technology and cybersecurity within the healthcare sector. The CISO has more than 25 years of expertise in technology and cybersecurity and has served as the Company’s CISO for 7 years. The Company has an Incident Response Planning Committee that convenes quarterly to address, identify, and manage any significant cybersecurity threats. Additionally, the Company has a crisis team, comprising the Compliance Officer, General Counsel, Chief Financial Officer, Human Resources Officer, Facilities Management Administrator, and Network Systems Administrator, which is activated if an event poses a significant risk to the Company.

The Company and the Board of Directors are committed to remaining updated on evolving cybersecurity regulations and best practices, as well as the development and amendment of processes to meet these changing demands.

ITEM 2.	PROPERTIES

Skilled Nursing Facilities
State	City	Center Name	Affiliation	Licensed Beds
Alabama	Anniston	NHC HealthCare, Anniston	Leased(1)	151
	Moulton	NHC HealthCare, Moulton	Leased(1)	136

Georgia	Fort Oglethorpe	NHC HealthCare, Fort Oglethorpe	Owned	135
	Rossville	NHC HealthCare, Rossville	Owned	112

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	194

Missouri	Desloge	NHC HealthCare, Desloge	Leased(1)	120
	Joplin	NHC HealthCare, Joplin	Leased(1)	124
	Kennett	NHC HealthCare, Kennett	Leased(1)	170
	Macon	Macon Health Care Center	Owned	120
	Osage Beach	Osage Beach Rehabilitation and Health Care Center	Owned	94
	St. Charles	NHC HealthCare, St. Charles	Leased(1)	120
	St. Louis	NHC HealthCare, Maryland Heights	Leased(1)	220
	Springfield	Springfield Rehabilitation and Health Care Center	Owned	146
	West Plains	NHC HealthCare, West Plains	Owned	114

North Carolina	Burlington	White Oak of Burlington	Owned	160
	Charlotte	White Oak of Charlotte	Owned	180
	Kings Mountain	White Oak of Kings Mountain	Owned	154
	Shelby	White Oak of Shelby	Owned	160
	Tryon	White Oak of Tryon	Owned	70
	Waxhaw	White Oak of Waxhaw	Leased	100

South Carolina	Anderson	NHC HealthCare, Anderson	Leased(1)	290
	Bluffton	NHC HealthCare, Bluffton	Owned	120
	Charleston	NHC HealthCare, Charleston	Owned	132
	Clinton	NHC HealthCare, Clinton	Owned	131
	Columbia	NHC HealthCare, Parklane	Owned	180
	Columbia	White Oak of Columbia	Owned	120
	Greenwood	NHC HealthCare, Greenwood	Leased(1)	152
	Greenville	NHC HealthCare, Greenville	Owned	176
	Lancaster	White Oak of Lancaster	Owned	132
	Laurens	NHC HealthCare, Laurens	Leased(1)	176
	Lexington	NHC HealthCare, Lexington	Owned	170
	Mauldin	NHC HealthCare, Mauldin	Owned	180
	Murrells Inlet	NHC HealthCare, Garden City	Owned	148
	Newberry	White Oak of Newberry	Owned	146
	North Augusta	NHC HealthCare, North Augusta	Owned	192
	North Charleston	White Oak of Charleston	Owned	176
	Rock Hill	White Oak of Rock Hill	Owned	141
	Spartanburg	White Oak of North Grove	Owned	132
	Spartanburg	White Oak of Spartanburg	Owned	60
	Spartanburg	White Oak Estates	Owned	88
	Sumter	NHC HealthCare, Sumter	Managed	138
	York	White Oak of York	Owned	109

Tennessee	Athens	NHC HealthCare, Athens	Leased(1)	86
	Chattanooga	NHC HealthCare, Chattanooga	Leased(1)	200
	Columbia	NHC HealthCare, Columbia	Owned	106
	Columbia	NHC-Maury Regional Transitional Care Center	Owned	112
	Cookeville	NHC HealthCare, Cookeville	Managed	104
	Dickson	NHC HealthCare, Dickson	Leased(1)	191
	Dunlap	NHC HealthCare, Sequatchie	Leased(1)	110
	Farragut	NHC HealthCare, Farragut	Owned	106
	Franklin	NHC Place, Cool Springs	Owned	180
	Franklin	NHC HealthCare, Franklin	Leased(1)	80
	Gallatin	NHC Place, Sumner	Owned	92
	Hendersonville	NHC HealthCare, Hendersonville	Leased(1)	122
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	167
	Kingsport	NHC HealthCare, Kingsport	Owned	90
	Knoxville	NHC HealthCare, Fort Sanders	Owned	160
	Knoxville	Holston Health & Rehabilitation Center	Owned	94
	Knoxville	NHC HealthCare, Knoxville	Owned	127
	Lawrenceburg	NHC HealthCare, Lawrenceburg	Managed	96
	Lawrenceburg	NHC HealthCare, Scott	Leased(1)	60
	Lewisburg	NHC HealthCare, Lewisburg	Leased(1)	100
	Lewisburg	NHC HealthCare, Oakwood	Leased(1)	60
	McMinnville	NHC HealthCare, McMinnville	Leased(1)	115
	Milan	NHC HealthCare, Milan	Leased(1)	117
	Murfreesboro	AdamsPlace	Owned	90
	Murfreesboro	NHC HealthCare, Murfreesboro	Managed	181
	Nashville	Lakeshore, Heartland	Owned	66
	Nashville	Lakeshore, The Meadows	Managed	113
	Nashville	The Health Center of Richland Place	Managed	107
	Nashville	NHC Place at The Trace	Owned	90
	Nashville	West Meade Place	Managed	120
	Oak Ridge	NHC HealthCare, Oak Ridge	Managed	120
	Pulaski	NHC HealthCare, Pulaski	Leased(1)	102
	Smithville	NHC HealthCare, Smithville	Leased(1)	114
	Somerville	NHC HealthCare, Somerville	Leased(1)	72
	Sparta	NHC HealthCare, Sparta	Leased(1)	96
	Springfield	NHC HealthCare, Springfield	Owned	107
	Tullahoma	NHC HealthCare, Tullahoma	Owned	99

Virginia	Bristol	NHC HealthCare, Bristol	Leased(1)	120

Behavioral Health Hospitals
State	City	Center Name	Affiliation	Licensed Beds
Missouri	Maryland Heights	Maryland Heights Center for Behavioral Health	Owned	20
	Osage Beach	Osage Beach Center for Cognitive Disorders	Owned	18

Tennessee	Knoxville	Knoxville Center for Behavioral Medicine	Owned(2)	64

Assisted Living Units

State	City	Center Name	Affiliation	Units
Alabama	Anniston	NHC Place/Anniston	Owned	67

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	12

Florida	Merritt Island	Sodalis Senior Living Merritt Island	Owned	85
	Stuart	Sodalis Senior Living Stuart	Owned	84
	Vero Beach	Sodalis Senior Living Vero Beach	Owned	119

Missouri	St. Charles	Lake St. Charles Retirement Center	Leased(1)	26
	St. Peters	Villages of St. Peters Memory Care	Owned	60

North Carolina	Tryon	Benson Hall Assisted Living	Owned	18

South Carolina	Bluffton	The Palmettos of Bluffton	Owned	78
	Charleston	The Palmettos of Charleston	Owned	60
	Columbia	The Palmettos of Parklane	Owned	75
	Greenville	The Palmettos of Mauldin	Owned	45
	Murrells Inlet	The Palmettos of Garden City	Owned	80
	Spartanburg	White Oak Estates Assisted Living	Owned	30

Tennessee	Dickson	NHC HealthCare, Dickson	Leased(1)	20
	Farragut	NHC Place, Farragut	Owned	84
	Farragut	NHC Place, Cavette Hill	Owned	60
	Franklin	NHC Place, Cool Springs	Owned	89
	Gallatin	NHC Place, Sumner	Owned	80
	Murfreesboro	AdamsPlace	Owned	106
	Nashville	Lakeshore Heartland	Owned	9
	Nashville	Lakeshore, The Meadows	Managed	10
	Nashville	Richland Place	Managed	24
	Nashville	The Place at the Trace	Owned	80
	Smithville	NHC HealthCare, Smithville	Leased(1)	6
	Somerville	NHC HealthCare, Somerville	Leased(1)	6

Retirement Apartments

State	City	Retirement Apartments	Affiliation	Units
Missouri	St. Charles	Lake St. Charles Retirement Apts.	Leased(1)	152

North Carolina	Burlington	Oak Creek Apartments	Owned	54
	Charlotte	Sharon Village Apartments	Owned	34
	Tryon	White Oak Village Apartments	Owned	101

South Carolina	Spartanburg	White Oak Estates Apartments	Owned	114

Tennessee	Chattanooga	Parkwood Retirement Apartments	Leased(1)	30
	Johnson City	Colonial Hill Retirement Apartments	Leased(1)	63
	Murfreesboro	AdamsPlace	Owned	93
	Nashville	Richland Place Retirement Apts.	Managed	136

Homecare Agencies

State	City	Homecare Agencies
Florida	Chipley	NHC HomeCare of Chipley
	Crawfordville	NHC HomeCare of Crawfordville
	Merritt Island	NHC HomeCare of Merritt Island
	Panama City	NHC HomeCare of Panama City
	Port St. Joe	NHC HomeCare of Port St. Joe
	Quincy	NHC HomeCare of Quincy
	Tallahassee	NHC HomeCare of Tallahassee
	Vero Beach	NHC HomeCare of Vero Beach

South Carolina	Aiken	NHC HomeCare of Aiken
	Anderson	NHC HomeCare of Anderson
	Greenville	NHC HomeCare of Greenville
	Greenwood	NHC HomeCare of Greenwood
	Laurens	NHC HomeCare of Laurens
	Murrells Inlet	NHC HomeCare of Murrells Inlet
	Summerville	NHC HomeCare of Low Country
	West Columbia	NHC HomeCare of Midlands

Tennessee	Athens	NHC HomeCare of Athens
	Chattanooga	NHC HomeCare of Chattanooga
	Columbia	NHC HomeCare of Columbia
	Cookeville	NHC HomeCare of Cookeville
	Dickson	NHC HomeCare of Dickson
	Franklin	NHC HomeCare of Franklin
	Hendersonville	NHC HomeCare of Hendersonville
	Johnson City	NHC HomeCare of Johnson City
	Knoxville	NHC HomeCare of Knoxville
	Lawrenceburg	NHC HomeCare of Lawrenceburg
	Lewisburg	NHC HomeCare of Lewisburg
	McMinnville	NHC HomeCare of McMinnville
	Milan	NHC HomeCare of Milan
	Murfreesboro	NHC HomeCare of Murfreesboro
	Pulaski	NHC HomeCare of Pulaski
	Somerville	NHC HomeCare of Somerville
	Sparta	NHC HomeCare of Sparta
	Springfield	NHC HomeCare of Springfield

Hospice Agencies

State	City	Hospice Agencies
Georgia	Rossville	Caris Healthcare – Rossville

Missouri	St. Louis	Caris Healthcare – St. Louis

South Carolina	Anderson	Caris Healthcare – Anderson
	Charleston	Caris Healthcare – Charleston
	Columbia	Caris Healthcare – Columbia
	Greenville	Caris Healthcare – Greenville
	Greenwood	Caris Healthcare – Greenwood
	Myrtle Beach	Caris Healthcare – Myrtle Beach
	Sumter	Caris Healthcare – Sumter

Tennessee	Athens	Caris Healthcare – Athens
	Chattanooga	Caris Healthcare – Chattanooga
	Columbia	Caris Healthcare – Columbia
	Cookeville	Caris Healthcare – Cookeville
	Clinton	Caris Healthcare – Clinton
	Crossville	Caris Healthcare – Crossville
	Dickson	Caris Healthcare – Dickson
	Greeneville	Caris Healthcare – Greeneville
	Johnson City	Caris Healthcare – Johnson City
	Knoxville	Caris Healthcare – Knoxville
	Lawrenceburg	Caris Healthcare - Lawrenceburg
	Lenoir City	Caris Healthcare – Lenoir City
	Milan	Caris Healthcare – Milan
	Morristown	Caris Healthcare - Morristown
	Murfreesboro	Caris Healthcare – Murfreesboro
	Nashville	Caris Healthcare – Nashville
	Sevierville	Caris Healthcare – Sevierville
	Somerville	Caris Healthcare – Somerville
	Springfield	Caris Healthcare – Springfield
	Tullahoma	Caris Healthcare – Tullahoma

Virginia	Big Stone Gap	Caris Healthcare – Big Stone Gap
	Bristol	Caris Healthcare – Bristol
	Cedar Bluff	Caris Healthcare – Cedar Bluff
	Wytheville	Caris Healthcare - Wytheville

Healthcare Facilities Leased to Others

The following table includes certain information regarding healthcare facilities which are owned by us and leased to others:

Name of Facility	Location	No. of Beds
Skilled Nursing Facilities
Solaris HealthCare North Naples	Naples, FL	60
Solaris HealthCare Coconut Creek	Coconut Creek, FL	120
Solaris HealthCare Daytona	Daytona Beach, FL	73
Solaris HealthCare Imperial	Naples, FL	113
Solaris HealthCare Windermere	Orlando, FL	120
Solaris HealthCare Charlotte Harbor	Port Charlotte, FL	180
The Health Center at Standifer Place	Chattanooga, TN	444
Solaris HealthCare Lake City	Lake City, FL	120
Solaris HealthCare Pensacola	Pensacola, FL	180

Assisted Living		No. of Units
Standifer Place Assisted Living	Chattanooga, TN	74

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

Indemnities

From time to time, the Company enters into certain types of contracts that contingently require it to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which the Company may be required to indemnify property owners or prior facility operators for post-transfer liabilities and other claims arising from the Company’s use of the applicable premises, (ii) operations transfer agreements, in which the Company agrees to indemnify past operators of facilities against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer to the Company or its subsidiary, (iii) certain lending agreements, under which the Company may be required to indemnify the lender against various claims and liabilities, (iv) certain agreements by and between the Company and/or its subsidiaries or affiliates, and (v) certain agreements with the Company officers, directors and others, under which the Company may be required to indemnify such persons for liabilities arising out of the nature of their relationship to the Company and/or its subsidiaries and affiliates. The terms of such obligations vary by contract and, in most instances, do not expressly state or include a specific or maximum dollar amount. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no specific indemnity claims have been asserted, no liabilities have been recorded for these obligations on the consolidated balance sheets for any of the periods presented.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed and traded on the NYSE-American exchange under the symbol “NHC.” On December 31, 2024, NHC had approximately 19,080 stockholders, comprised of approximately 1,880 stockholders of record and an additional 17,200 stockholders indicated by security position listings.

Dividend Policy

We do not have a formal dividend policy, but we currently intend to continue to pay regular quarterly dividends to the holders of our common stock. The Company has paid a common dividend since 2004, although there can be no assurances that our quarterly dividends will be declared, paid or increased in the future.

Stock Repurchase Programs

In 2024, the Company purchased 133,151 shares of its common stock for a total cost of $13,502,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	631,242	$74.73	1,503,127
Equity compensation plans not approved by security holders	–	–	–
Total	631,242	$74.73	1,503,127

The following graph and chart compare the cumulative total stockholder return for the period from January 1, 2020 through December 31, 2024 on an investment of $100 in (i) NHC’s common stock, (ii) the Standard & Poor’s 500 Stock Index ("S&P 500 Index") and (iii) the Standard & Poor’s Health Care Index ("S&P Health Care Index"). Cumulative total stockholder return assumes the reinvestment of all dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.

Comparison of Cumulative Total Return

$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80

		2020	2021	2022	2023	2024
NHC	$100	$87	$92	$83	$134	$160
Russell 2000	$100	$120	$138	$110	$128	$143
S & P Health Care Index	$100	$113	$143	$140	$143	$147

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

National HealthCare Corporation, which we also refer to as NHC or the Company, is a leading provider of post–acute care and senior health care services. At December 31, 2024, we operate or manage 80 skilled nursing facilities with 10,341 1icensed beds, 26 assisted living facilities with 1,413 units, nine independent living facilities, three behavioral health hospitals, 34 homecare agencies, and 33 hospice agencies located in 9 states. In addition, we provide management services, accounting and financial services, and insurance services to third party operators of healthcare properties. We also own the real estate of 10 healthcare properties and lease these properties to third party operators.

Executive Summary

Earnings

To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues. During certain inflationary times, our net patient revenues and government reimbursement may not keep pace with inflationary increases in our expenses, which may cause net earnings to decline.

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census (based on operational beds) in owned and leased skilled nursing facilities for 2024 was 88.6% compared to 87.9% in 2023 and 83.8% in 2022.

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

The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of December 31, 2024:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	80
Number of 4 and 5-star rated skilled nursing facilities	46
Percentage of 4 and 5-star rated skilled nursing facilities	57%	35%
Average rating for all skilled nursing facilities, end of period	3.6	2.8

Development and Growth

We are undertaking to expand our post–acute and senior health care operations while protecting our existing operations and markets. The following table lists our recent construction and purchase activities.

Type of Operation	Description	Size	Location	Placed in Service
Homecare	New Agency	1 agency	Anderson, SC	January 2022
Hospice	New Agency	1 agency	Tullahoma, TN	March 2022
Behavioral Health Hospital	New Facility	64 beds	Knoxville, TN	April 2022
Behavioral Health Hospital	New Facility	16 beds	St. Louis, MO	June 2022
Hospice	New Agency	1 agency	Cedar Bluff, VA	March 2023
Skilled Nursing	Acquisition	66 beds	Nashville, TN	May 2023
Homecare	New Agency	1 agency	Tallahassee, FL	May 2023
Assisted Living Facility	New Operations	135 units	Vero Beach, FL	July 2023
Assisted Living Facility	New Operations	95 units	Merritt Island, FL	July 2023
Assisted Living Facility	New Operations	100 units	Stuart, FL	July 2023
Hospice	New Agency	1 agency	Morristown, TN	April 2024
Hospice	New Agency	1 agency	Lawrenceburg, TN	July 2024
Hospice	New Agency	1 agency	Wytheville, VA	August 2024
Hospice	New Agency	1 agency	Clinton, TN	October 2024

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

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $103,616,000 and $103,259,000 at December 31, 2024 and 2023, respectively, and are a primary area of management focus. We have set aside restricted cash and restricted marketable securities to fund our professional liability and workers’ compensation reserves.

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

The following tables set forth the Company’s consolidated statements of operations by business segment (in thousands):

	Year Ended December 31, 2024
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$1,111,300	$140,459	$–	$1,251,759
Other revenues	1,315	–	44,863	46,178
Government grant income	–	–	9,445	9,445
Net operating revenues and grant income	1,112,615	140,459	54,308	1,307,382

Costs and Expenses:
Salaries, wages and benefits	668,029	85,712	57,189	810,930
Other operating	280,867	25,927	14,596	321,390
Facility rent	33,787	2,295	7,100	43,182
Depreciation and amortization	37,988	737	3,260	41,985
Interest	4,135	–	–	4,135
Total costs and expenses	1,024,806	114,671	82,145	1,221,622

Income (loss) before non-operating income	87,809	25,788	(27,837)	85,760
Non-operating income	–	–	19,690	19,690
Unrealized gains on marketable equity securities	–	–	30,958	30,958

Income before income taxes	$87,809	$25,788	$22,811	$136,408

	Year Ended December 31, 2023
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$956,077	$131,537	$–	$1,087,614
Other revenues	1,141	–	52,789	53,930
Net operating revenues	957,218	131,537	52,789	1,141,544

Costs and Expenses:
Salaries, wages and benefits	589,279	80,610	42,455	712,344
Other operating	254,559	23,529	10,095	288,183
Facility rent	32,542	2,172	6,811	41,525
Depreciation and amortization	38,172	786	3,076	42,034
Interest	324	–	–	324
Total costs and expenses	914,876	107,097	62,437	1,084,410

Income (loss) before non-operating income	42,342	24,440	(9,648)	57,134
Non-operating income	–	–	16,660	16,660
Unrealized gains on marketable equity securities	–	–	14,944	14,944

Income before income taxes	$42,342	$24,440	$21,956	$88,738

	Year Ended December 31, 2022
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$900,231	$128,854	$–	$1,029,085
Other revenues	136	–	45,060	45,196
Government grant income	11,457	–	–	11,457
Net operating revenues and grant income	911,824	128,854	45,060	1,085,738

Costs and Expenses:
Salaries, wages and benefits	580,707	77,688	27,774	686,169
Other operating	251,355	26,319	11,698	289,372
Facility rent	32,526	2,327	6,124	40,977
Depreciation and amortization	36,522	691	3,276	40,489
Interest	563	–	–	563
Recovery of assets	–	–	(3,728)	(3,728)
Total costs and expenses	901,673	107,025	45,144	1,053,842

Income before non-operating income	10,151	21,829	(84)	31,896
Non-operating income	–	–	11,141	11,141
Unrealized losses on marketable equity securities	–	–	(15,806)	(15,806)

Income (loss) before income taxes	$10,151	$21,829	$(4,749)	$27,231

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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes the unrealized gains or losses on our marketable equity securities, stock-based compensation expense, operating results for start-up healthcare operations not at full capacity, acquisition related expenses, the recognition of the employee retention credit, gains on sales of unconsolidated companies, gains on the sale of property and equipment, and impairments or recoveries of long-lived assets is helpful in allowing investors to assess the Company’s operations more accurately.

The operating results for newly opened facilities or agencies not at full capacity include newly constructed healthcare facilities or agencies that are still considered in the start-up phase, which include two hospice agencies for the year ended December 31, 2024. For the year ended December 31, 2023, included are two behavioral health hospitals, two homecare agencies, and two hospice agencies. For the year ended December 31, 2022, included are two behavioral health hospitals, one hospice agency, and one homecare agency.

The table below provides reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Net income attributable to National HealthCare Corporation	$101,927	$66,798	$22,445
Non-GAAP adjustments:
Unrealized (gains) losses on marketable equity securities	(30,958)	(14,944)	15,806
Stock-based compensation expense	4,160	2,782	2,612
Operating results for newly-opened operations not at full capacity	130	2,359	5,416
Acquisition-related expenses	3,266	–	–
Employee retention credit	(9,445)	–	–
Gain on sale of unconsolidated company	(1,024)	–	–
Gain on sale of property and equipment	–	(6,230)	–
Impairment (recovery) of assets	–	–	(3,728)
Income tax expense (benefit) on non-GAAP adjustments	8,806	4,169	(5,228)
Non-GAAP Net Income	$76,862	$54,934	$37,323

GAAP diluted earnings per share	$6.53	$4.34	$1.45
Non-GAAP adjustments:
Unrealized (gains) losses on marketable equity securities	(1.47)	(0.72)	0.76
Stock-based compensation expense	0.20	0.13	0.13
Operating results for newly-opened operations not at full capacity	0.01	0.10	0.26
Acquisition-related expenses	0.16	–	–
Employee retention credit	(0.45)	–	–
Gain on sale of unconsolidated company	(0.05)	–	–
Gain on sale of property and equipment	–	(0.30)	–
Impairment (recovery) of assets	–	–	(0.18)
Non-GAAP diluted earnings per share	$4.93	$3.55	$2.42

Results of Operations

The following table and discussion set forth items from the consolidated statements of operations as a percentage of net operating revenues and grant income for the years ended December 31, 2024, 2023 and 2022.

Percentage of Net Operating Revenues

	Year Ended December 31,
	2024	2023	2022
Revenues:
Net patient revenues	95.8%	95.3%	94.8%
Other revenues	3.5	4.7	4.2
Government grant income	0.7	–	1.0
Net operating revenues and grant income	100.0	100.0	100.0
Costs and Expenses:
Salaries, wages and benefits	62.0	62.4	63.2
Other operating	24.6	25.2	26.6
Facility rent	3.3	3.6	3.8
Depreciation and amortization	3.2	3.7	3.7
Interest	0.3	0.1	0.1
Impairment (recovery) of assets	–	–	(0.3)
Total costs and expenses	93.4	95.0	97.1
Income from operations	6.6	5.0	2.9
Non–operating income	1.4	1.5	1.0
Unrealized gains (losses) on marketable equity securities	2.4	1.3	(1.4)
Income before income taxes	10.4	7.8	2.5
Income tax provision	(2.6)	(2.1)	(0.7)
Net income	7.8	5.7	1.8
Net income (loss) attributable to noncontrolling interest	0.0	0.2	0.3
Net income attributable to common stockholders of NHC	7.8%	5.9%	2.1%

The following table sets forth the increase or (decrease) in certain items from the consolidated statements of operations as compared to the prior period (dollars in thousands).

Period to Period Increase (Decrease)

	2024 vs. 2023		2023 vs. 2022
	Amount	Percent	Amount	Percent
Revenues:
Net patient revenues	$164,145	15.1%	$58,529	5.7%
Other revenues	(7,752)	(14.4)	8,734	19.3
Government grant income	9,445	100.0	(11,457)	(100.0)
Net operating revenues and grant income	165,838	14.5	55,806	5.1
Costs and Expenses:
Salaries, wages and benefits	98,586	13.8	26,175	3.8
Other operating	33,207	11.5	(1,189)	(0.4)
Facility rent	1,657	4.0	548	1.3
Depreciation and amortization	(49)	(0.1)	1,545	3.8
Interest	3,811	1,176.2	(239)	(42.5)
Impairment (recovery) of assets	–	–	3,728	100.0
Total costs and expenses	137,212	12.7	30,568	2.9
Income from operations	28,626	50.1	25,238	79.1
Non–operating income	3,030	18.2	5,519	49.5
Unrealized gains (losses) on marketable equity securities	16,014	107.2	30,750	194.5
Income before income taxes	47,670	53.7	61,507	225.9
Income tax provision	(10,872)	(46.4)	(16,196)	(223.3)
Net income	36,798	56.4	45,311	226.8
Net (income) loss attributable to noncontrolling interest	(1,669)	(110.5)	(958)	(38.8)
Net income attributable to common stockholders of NHC	$35,129	52.6%	$44,353	197.6%

2024 Compared to 2023

Net operating revenues and grant income for the year ended December 31, 2024 totaled $1,307,382,000 compared to $1,141,544,000 for the year ended December 31, 2023, an increase of 14.5%. The net operating revenues increase was primarily driven by the August 1, 2024 acquisition of White Oak Manor ("White Oak").

For the year ended December 31, 2024, GAAP net income attributable to NHC was $101,927,000 compared to net income of $66,798,000 for the same period in 2023. Excluding the unrealized gains and losses in our marketable equity securities portfolio and other non-GAAP adjustments, adjusted net income was $76,862,000 for the year ended December 31, 2024 compared to $54,934,000 for the same period a year ago. The increase in non-GAAP earnings for the year ended December 31, 2024 compared to 2023 was primarily due to the skilled nursing per diem increases from some of our government payors, the continued reduction of nurse agency staffing expense within our operations, and the White Oak operations being accretive to earnings.

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

Net operating revenues and grant income

Net patient revenues totaled $1,251,759,000 in 2024, an increase of $164,145,000, or 15.1%, compared to 2023.

The overall average census in owned and leased skilled nursing facilities for 2024 was 88.6% compared to 87.9% in 2023. The composite skilled nursing facility per diem increased 6.8% in 2024 compared to 2023. Medicare and managed care per diem rates increased 5.0% and 0.7%, respectively, in 2024 compared to 2023. Medicaid and private pay per diem rates increased 8.6% and 12.3%, respectively, in 2024 compared to 2023.

White Oak, with five months of operations since the acquisition date, attributed to an increase of $96,052,000 in net patient revenues for the year ended December 31, 2024 compared to 2023. On March 1, 2024, the Company exited a lease and transferred the operations of two skilled nursing facilities (included assisted living units) and one memory care facility located in Missouri. The exiting of these operations resulted in net patient revenues decreasing $26,929,000 for the year ended December 31, 2024 compared to the prior year. Also included in net patient revenues for the years ended December 31, 2024 and 2023, respectively, is $12,749,000 and $20,214,000 of supplemental Medicaid payments that were received to help mitigate the healthcare workforce crisis and the inflationary labor market.

Other revenues in 2024 were $46,178,000, a decrease of $7,752,000, or 14.4%, as further detailed in Note 4 to our consolidated financial statements. In December 2023, we contributed land to a newly-formed limited liability company resulting in an equity interest in the new joint venture. The fair value of the land contributed to the entity was $8,000,000 and the related cost basis in the land was $1,770,000, which resulted in a gain of $6,230,000.

During the year ended December 31, 2024, the Company recognized $9,445,000 related to the Employee Retention Credit (“ERC”) that was established by the CARES Act and intended to help businesses retain their workforce and avoid layoffs during the pandemic. The ERC provided a per employee credit to eligible businesses based on a percentage of qualified wages and health insurance benefits paid to employees. During the second quarter of 2024, all conditions related to the assistance were met and the credit was recognized as government grant income.

Total costs and expenses

Total costs and expenses were $1,221,622,000 for 2024, an increase of $137,212,000, or 12.7%, from $1,084,410,000 in 2023.

Salaries, wages, and benefits increased $98,586,000, or 13.8%, to $810,930,000 from $712,344,000. Salaries, wages, and benefits as a percentage of net operating revenues and grant income was 62.0% compared to 62.4% for the years ended December 31, 2024 and 2023, respectively.

The White Oak operations attributed to an increase of $63,223,000 in salaries, wages, and benefits for the year ended December 31, 2024 compared to the prior year. On March 1, 2024, the Company exited the lease and transferred the operations of two skilled nursing facilities (included assisted living units) and one memory care facility located in Missouri. The exiting of these operations resulted in salaries, wages, and benefits decreasing $20,169,000 for the year ended December 31, 2024 compared to the prior year.

We continue to face workforce and labor shortages within all of our operations. The labor and workforce shortages have resulted in us contracting with agency nurse staffing companies. For the year ended December 31, 2024 our agency nurse staffing expenses decreased $19,962,000, or approximately 66.2%, compared to the same period a year ago.

Other operating expenses increased $33,207,000, or 11.5%, to $321,390,000 for the year ended December 31, 2024 compared to $288,183,000 for the prior year. Other operating expenses as a percentage of net operating revenues and grant income was 24.6% and 25.2% for the years ended December 31, 2024 and 2023, respectively.

The White Oak operations attributed to an increase of $20,554,000 in other operating expenses for the year ended December 31, 2024 compared to the prior year. On March 1, 2024, the Company exited the lease and transferred the operations of two skilled nursing facilities (included assisted living units) and one memory care facility located in Missouri. The exiting of these operations resulted in other operating expenses decreasing $7,101,000 for the year ended December 31, 2024 compared to the prior year. We continue to face inflationary pressures in certain categories within other operating expenses as well, such as food/dietary supplies and drugs/pharmaceutical supplies.

Facility rent expense increased $1,657,000, or 4.0%, to $43,182,000. Depreciation and amortization decreased 0.1% to $41,985,000. Interest expense increased $3,811,000 to $4,135,000 in 2024 from $324,000 in 2023. At December 31, 2024, we have outstanding long-term debt of $137,000,000 due to the White Oak acquisition.  In 2023, we didn't have any outstanding long-term debt.

Other income

Non–operating income increased by $3,030,000, or 18.2% to $19,690,000 compared to the prior year, as further detailed in Note 5 to our consolidated financial statements.

We recorded unrealized gains in the amount of $30,958,000 for the increase in fair value of our marketable equity securities portfolio for the year ended December 31, 2024. The marketable equity securities portfolio consists mainly of publicly-traded healthcare REIT’s and other blue-chip public companies held within our insurance companies.

Income taxes

The income tax provision for 2024 is $34,322,000 (an effective income tax rate of 25.2%).

2023 Compared to 2022

Net operating revenues and grant income for the year ended December 31, 2023 totaled $1,141,544,000 compared to $1,085,738,000 for the year ended December 31, 2022, an increase of 5.1%. Excluding the government grant income and the seven skilled nursing facilities in Massachusetts and New Hampshire in which we ceased operations in September 2022, same-facility net operating revenues increased 11.3% in 2023 as compared to the prior year. The net operating revenues increase was primarily driven by the continued occupancy increase in our skilled nursing facilities and increases in skilled nursing per diems from some of our governmental payors.

For the year ended December 31, 2023, GAAP net income attributable to NHC was $66,798,000 compared to net income of $22,445,000 for the same period in 2022. Excluding the unrealized gains and losses in our marketable equity securities portfolio and other non-GAAP adjustments, adjusted net income was $54,934,000 for the year ended December 31, 2023 compared to $37,323,000 in the prior year. The increase in non-GAAP earnings for the year ended December 31, 2023 compared to the same period in the prior year was primarily due to the continued occupancy increase in our skilled nursing facilities, skilled nursing per diem increases from some of our government payors, and the continued reduction of nurse agency staffing expense within our operations.

Net operating revenues and grant income

Net patient revenues totaled $1,087,614,000 in 2023, an increase of $58,529,000, or 5.7%, compared to the prior year.

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

New operations, which include one skilled nursing facility acquired May 1, 2023, three assisted living facilities that we began operating on July 1, 2023, two behavioral health hospitals, two hospice agencies and two homecare agencies, have attributed to an increase of $25,821,000 in net patient revenues for the year ended December 31, 2023 compared to the prior year. In September 2022, the Company transferred the operations of seven skilled nursing facilities located in Massachusetts and New Hampshire, which resulted in net patient revenues decreasing $48,820,000 for the year ended December 31, 2023 compared to the prior year.

Included in net patient revenues for the years ended December 31, 2023 and 2022, respectively, is $20,214,000 and $19,442,000 of supplemental Medicaid payments that were received to help mitigate the inflationary labor and medical supplies costs caused by the pandemic.

Other revenues in 2023 were $53,930,000, an increase of $8,734,000, or 19.3%, as further detailed in Note 4 to our consolidated financial statements. In December 2023, we contributed land to a newly-formed limited liability company resulting in an equity interest in the new joint venture. The fair value of the land contributed to the entity was $8,000,000 and the related cost basis in the land was $1,770,000, which resulted in a gain of $6,230,000.

For the years ended December 31, 2023 and 2022, respectively, we recorded $0 and $11,457,000 in government grant income related to funds received from the CARES Act Provider Relief Fund.

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

We continue to face workforce and labor shortages within all of our operations. The labor and workforce shortages have resulted in us contracting with agency nurse staffing companies. The agency nurse staffing companies charge inflated hourly rates; therefore, we are working diligently to find solutions to reduce and eliminate the agency nurse staffing within our healthcare operations. For the year ended December 31, 2023 our agency nurse staffing expenses decreased $30,682,000, or approximately 44.5%, compared to the prior year.

New operations, which include one skilled nursing facility acquired May 1, 2023, three assisted living facilities that we began operating on July 1, 2023, two behavioral health hospitals, two hospice agencies and two homecare agencies, have attributed to an increase in salaries, wages, and benefits of $13,565,000 for the year ended December 31, 2023 compared to the prior year. In September 2022, the Company transferred the operations of seven skilled nursing facilities located in Massachusetts and New Hampshire, which resulted in salaries, wages, and benefits decreasing $31,920,000 for the year ended December 31, 2023 compared to the prior year.

Other operating expenses decreased $1,189,000, or 0.4%, to $288,183,000 for the year ended December 31, 2023 compared to $289,372,000 for the prior year. Other operating expenses as a percentage of net operating revenues and grant income was 25.2% and 26.7% for the years ended December 31, 2023 and 2022, respectively.

The ten new operations listed above attributed to an increase in other operating expenses of $9,082,000 for the year ended December 31, 2023 compared to the prior year. The transfer of the operations of the seven skilled nursing facilities located in Massachusetts and New Hampshire, as noted above, resulted in other operating expenses decreasing $15,025,000 for the year ended December 31, 2023 compared to the prior year.

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Year Ended		One Year Change		Year Ended		One Year Change
	12/31/24	12/31/23	$	%	12/31/23	12/31/22	$	%
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	$125,968	$74,865	$51,103	68.3%	$74,865	$119,743	$(44,878)	(37.5)%

Cash provided by operating activities	107,303	111,216	(3,913)	(3.5)	111,216	8,742	102,474	1,172.2

Cash used in investing activities	(236,693)	(17,568)	(219,125)	(1,247.3)	(17,568)	(5,978)	(11,590)	(193.9)

Cash provided by / (used in) financing activities	100,344	(42,545)	142,889	335.9	(42,545)	(47,642)	5,097	10.7

Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$96,922	$125,968	$(29,046)	(23.1)%	$125,968	$74,865	$51,103	68.3%

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2024 was $107,303,000 as compared to $111,216,000 and $8,742,000 for the years ended December 31, 2023 and 2022, respectively. Cash provided by operating activities consisted of net income of $102,086,000 and adjustments for non–cash items of $32,027,000. There was cash used for working capital needs in the amount of $25,717,000 for the year ended December 31, 2024, which was primarily driven by the White Oak acquisition. In 2023, there was cash provided by working capital in the amount of $17,396,000.

Included in the adjustments for non-cash items are depreciation expense, equity in earnings of unconsolidated investments, unrealized losses on our marketable equity securities, gain on the sale of an unconsolidated company, deferred taxes, and stock compensation.

Investing Activities

Net cash used in investing activities totaled $236,693,000 for the year ended December 31, 2024, as compared to $17,568,000 and $5,978,000 for the years ended December 31, 2023 and 2022, respectively. On August, 1, 2024, the acquisition of White Oak resulted in cash used of $215,896,000, as described in Note 2 to our consolidated financial statements. Cash used for property and equipment additions was $27,600,000, $27,901,000, and $30,200,000 for the years ended December 31, 2024, 2023 and 2022, respectively. For the year ended December 31, 2024, we contributed capital of $14,298,000 to a joint venture, multi-family development that is under construction in Franklin, Tennessee. In January 2024, the Company sold its 50% joint venture ownership interest in a homecare agency resulting in proceeds from the sale of $2,100,000. Proceeds from the sale of marketable securities, net of purchases, resulted in cash proceeds of $16,913,000, $17,895,000, and $16,168,000 in 2024, 2023, and 2022, respectively.

Financing Activities

Net cash provided by financing activities totaled $100,344,000 for the year ended December 31, 2024. Net cash used in financing activities totaled $42,545,000 and $47,642,000 for the years ended December 31, 2023 and 2022, respectively. The funding for the White Oak acquisition was provided by the Company’s cash on hand and borrowings of $150,000,000. During the third and fourth quarters of 2024, cash of $13,000,000 was used to pay down the outstanding principal balance of the long-term debt. Dividends paid to common stockholders was $36,964,000, $35,560,000, and $34,604,000 for the years ended December 31, 2024, 2023 and 2022, respectively. Proceeds from the issuance of common stock totaled $14,268,000, $313,000, and $2,114,000 for 2024, 2023 and 2022, respectively. We repurchased common shares outstanding in the amount of $13,502,000, $2,482,000, and $9,903,000 for the years ended December 31, 2024, 2023, and 2022, respectively. Principal payments made under finance lease obligations was $860,000, $4,985,000, and $4,695,000 for the years ended December 31, 2024, 2023, and 2022, respectively. The finance lease obligations terminated during the first quarter of 2024.

Short–term liquidity

We expect to meet our short–term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, we have current cash on hand of $76,121,000 and unrestricted marketable equity securities of $140,064,000. We also have unencumbered real estate and the borrowing capacity on our $50 million available line of credit. We believe these various resources are adequate to meet our contractual obligations and growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long–term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $76,121,000, our unrestricted marketable equity securities of $140,064,000, and our borrowing capacity on the $50 million available line of credit. We also have substantial value in our unencumbered real estate assets, which could potentially be used as collateral in future borrowing opportunities.

Our ability to obtain long-term debt to meet our long–term contractual obligations and to finance our operating requirements, growth and development plans will depend upon our future performance. Our future performance will be affected by business, economic, financial and other factors, including potential changes in state and federal government payment rates for health care, customer demand, success of our marketing efforts, pressures from competitors, and the state of the economy, including the state of financial and credit markets, as well as many unforeseen factors.

Contingencies

See Note 17 to the consolidated financial statements for additional information on pending litigation and other contingencies.

Guarantees

At December 31, 2024, we have no agreements to guarantee the debt obligations of other parties.

We have no outstanding letters of credit. We may or may not in the future elect to use financial derivative instruments to hedge interest rate exposure in the future. At December 31, 2024, we did not participate in any such financial instruments.

New Accounting Pronouncements

See Note 1 to the consolidated financial statements for the impact of any new accounting standards.

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

The Company determines the transaction price based on established billing rates reduced by explicit price concessions provided to third party payors. Explicit price concessions are based on contractual agreements and historical experience. The Company considers the patient's ability and intent to pay the amount of consideration upon admission. Credit losses are recorded as bad debt expense, which is included as a component of other operating expenses in the consolidated statements of operations

Revenue Recognition – Third Party Payors

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At December 31, 2024, we have available for sale marketable debt securities in the amount of $119,804,000. The fixed income portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The portfolio composition allows flexibility in reacting to fluctuations of interest rates. The fixed income portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased. As a result of the short–term nature of our cash instruments, a hypothetical 1% change in interest rates would have minimal impact on our future earnings and cash flows related to these instruments.

Our Credit Facility exposes us to variability in interest payments due to changes in Secured Overnight Financing Rate ("SOFR") interest rates.  We manage our exposure to this interest rate risk by monitoring available financing alternatives. Our credit agreement requires principal and interest payments to be paid through maturity, pursuant to the amortization schedule.

We do not currently use any derivative instruments to hedge our interest rate exposure. We have not used derivative instruments for trading purposes and the use of such instruments in the future would be subject to approvals by the Investment Committee of the Board of Directors.

Credit Risk

Credit risk is managed by diversifying the fixed income portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Corporate debt securities and asset–backed securities comprise approximately 60% of the fair value of the fixed income portfolio. At December 31, 2024, the credit quality ratings for our fixed income portfolio consisted of the following investment and non-investment grades (as a percent of fair value): 6% AAA rated, 42% AA rated, 33% A rated, 18% BBB rated, and 1% BB rated.

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At December 31, 2024, the fair value of our marketable equity securities is approximately $163,254,000. Our investment in NHI comprises approximately $113,003,000, or 69.0%, of the total fair value of our marketable equity securities. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $16,325,000. At December 31, 2024, our equity securities had net unrealized gains of $114,545,000. Of the total unrealized gains in our marketable equity securities, approximately $88,269,000 is related to our investment in NHI.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of National HealthCare Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National HealthCare Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025, expressed an unqualified opinion thereon.

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

Estimation of Professional Liability Claims Reserves
Description of the Matter

The Company’s accrued risk reserves totaled $103,616,000 as of December 31, 2024. As described in Note 17 to the consolidated financial statements, the accrued risk reserves include professional liability claims reserves for unpaid reported professional liability claims and estimates for incurred but unreported claims. The Company’s policy with respect to the professional liability claims reserves is to use an actuary to assist management in estimating the exposure for claims obligations (for both asserted and unasserted claims).

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

Nashville, Tennessee

February 27, 2025

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022

Revenues:
Net patient revenues	$1,251,759	$1,087,614	$1,029,085
Other revenues	46,178	53,930	45,196
Government grant income	9,445	–	11,457
Net operating revenues and grant income	1,307,382	1,141,544	1,085,738

Costs and expenses:
Salaries, wages and benefits	810,930	712,344	686,169
Other operating	321,390	288,183	289,372
Facility rent	43,182	41,525	40,977
Depreciation and amortization	41,985	42,034	40,489
Interest	4,135	324	563
Recovery of note receivable	–	–	(3,728)
Total costs and expenses	1,221,622	1,084,410	1,053,842

Income from operations	85,760	57,134	31,896

Other income:
Non-operating income	19,690	16,660	11,141
Unrealized gains (losses) on marketable equity securities	30,958	14,944	(15,806)

Income before income taxes	136,408	88,738	27,231
Income tax provision	(34,322)	(23,450)	(7,254)
Net income	102,086	65,288	19,977
Net (income) loss attributable to noncontrolling interest	(159)	1,510	2,468

Net income attributable to National HealthCare Corporation	$101,927	$66,798	$22,445

Earnings per share attributable to National HealthCare Corporation stockholders:
Basic	$6.62	$4.36	$1.46
Diluted	$6.53	$4.34	$1.45

Weighted average common shares outstanding:
Basic	15,393,782	15,310,142	15,410,222
Diluted	15,598,528	15,377,343	15,447,211

Dividends declared per common share	$2.42	$2.34	$2.26

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2024	2023	2022

Net income	$102,086	$65,288	$19,977

Other comprehensive income (loss):
Unrealized gains (losses) on investments in marketable debt securities	909	3,434	(12,946)
Reclassification adjustment for realized losses (gains) on sale of marketable debt securities	1,388	17	(129)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(409)	(523)	1,938
Other comprehensive income (loss), net of tax	1,888	2,928	(11,137)

Net (income) loss attributable to noncontrolling interest	(159)	1,510	2,468

Comprehensive income attributable to National HealthCare Corporation	$103,815	$69,726	$11,308

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands)

	December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$76,121	$107,076
Restricted cash and cash equivalents, current portion	19,568	17,725
Marketable equity securities	140,064	111,117
Marketable debt securities	–	5,427
Restricted marketable equity securities	23,190	26,779
Restricted marketable debt securities, current portion	11,529	12,822
Accounts receivable	135,325	108,545
Inventories	9,039	7,386
Prepaid expenses and other assets	9,060	8,855
Notes receivable	512	503
Total current assets	424,408	406,235

Property and Equipment:
Property and equipment, at cost	1,281,736	1,101,681
Accumulated depreciation and amortization	(597,447)	(608,352)
Net property and equipment	684,289	493,329

Other Assets:
Restricted cash and cash equivalents, less current portion	1,233	1,167
Restricted marketable debt securities, less current portion	108,275	109,478
Deposits and other assets	8,837	14,786
Operating lease – right-of-use assets	79,167	94,201
Goodwill	170,478	168,295
Intangible assets	19,864	7,038
Investments in unconsolidated companies	27,878	16,267
Total other assets	415,732	411,232
Total assets	$1,524,429	$1,310,796

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Liabilities and Equity
Current Liabilities:
Trade accounts payable	$25,493	$19,194
Finance lease obligations, current portion	–	860
Operating lease liabilities, current portion	31,841	29,352
Accrued payroll	92,719	84,110
Amounts due to third party payors	15,351	18,369
Accrued risk reserves, current portion	31,096	30,549
Other current liabilities	21,377	22,991
Dividends payable	9,420	9,051
Long-term debt due within one year	7,500	–
Total current liabilities	234,797	214,476

Long-term debt	129,500	–
Operating lease liabilities, less current portion	45,925	63,175
Accrued risk reserves, less current portion	72,520	72,710
Refundable entrance fees	6,063	6,376
Deferred income taxes	35,550	17,200
Other noncurrent liabilities	16,911	26,379
Total liabilities	541,266	400,316

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,450,003 and 15,350,661 shares, respectively, issued and outstanding	154	153
Capital in excess of par value	232,530	227,604
Retained earnings	752,193	687,599
Accumulated other comprehensive loss	(4,716)	(6,604)
Total National HealthCare Corporation stockholders’ equity	980,161	908,752
Noncontrolling interest	3,002	1,728
Total equity	983,163	910,480
Total liabilities and equity	$1,524,429	$1,310,796

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022

Cash Flows From Operating Activities:
Net income	$102,086	$65,288	$19,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,985	42,034	40,489
Equity in earnings of unconsolidated investments	(589)	(2,015)	(477)
Distributions from unconsolidated investments	512	470	439
Unrealized (gains) losses on marketable equity securities	(30,958)	(14,944)	15,806
(Gains) losses on sale of marketable securities	(1,093)	667	1,326
Gain on sale of unconsolidated company	(1,024)	–	–
Gain on sale of property and equipment	–	(6,230)	–
Impairment (recovery) of assets	–	–	(3,728)
Deferred income taxes	17,941	5,768	5,995
Stock–based compensation	4,160	2,782	2,612
Changes in operating assets and liabilities:
Accounts receivable	(26,441)	(8,559)	(3,862)
Inventories	(599)	(298)	1,494
Prepaid expenses and other assets	6,283	(669)	(11,111)
Operating lease obligations	273	(1,244)	(430)
Trade accounts payable	6,299	2,236	(5,530)
Accrued payroll	4,951	11,600	(34,188)
Amounts due to third party payors	(3,018)	1,738	(964)
Accrued risk reserves	357	790	4,421
Provider relief funds	–	–	(9,443)
Contract liabilities	–	–	(15,022)
Other current liabilities	(3,349)	5,376	(2,444)
Other noncurrent liabilities	(10,473)	6,426	3,382
Net cash provided by operating activities	107,303	111,216	8,742
Cash Flows From Investing Activities:
Purchases of property and equipment	(27,600)	(27,901)	(30,200)
Acquisition of White Oak Manor, net of cash acquired	(215,896)	–	–
Acquisition of other businesses, net of cash acquired	2,097	(2,700)	–
Investments in unconsolidated companies	(14,298)	(4,661)	–
Proceeds from sale of assets	2,100	–	4,175
(Investments in) collections of notes receivable	(9)	(201)	3,879
Purchases of marketable securities	(35,057)	(29,501)	(33,793)
Sale of marketable securities	51,970	47,396	49,961
Net cash used in investing activities	(236,693)	(17,568)	(5,978)
Cash Flows From Financing Activities:
Borrowings under credit facility	150,000	–	–
Repayments under credit facility	(13,000)	–	–
Debt issuance costs	(400)	–	–
Principal payments under finance lease obligations	(860)	(4,985)	(4,695)
Dividends paid to common stockholders	(36,964)	(35,560)	(34,604)
Issuance of common shares	14,268	313	2,114
Repurchase of common shares	(13,502)	(2,482)	(9,903)
Noncontrolling interest contributions	1,115	–	250
Entrance fee deposits (refunds)	(313)	169	(804)
Net cash provided by / (used in) financing activities	100,344	(42,545)	(47,642)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	(29,046)	51,103	(44,878)
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	125,968	74,865	119,743
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$96,922	$125,968	$74,865

Balance Sheet Classifications:
Cash and cash equivalents	$76,121	$107,076	$58,667
Restricted cash and cash equivalents	20,801	18,892	16,198
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$96,922	$125,968	$74,865

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(continued, in thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental Information:

Cash payments for interest	$3,416	$290	$493

Cash payments for income taxes	$17,525	$14,571	$8,765

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Equity

(in thousands, except for share and per share amounts)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Par Value	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2022	15,452,033	$154	$232,167	$669,078	$1,605	$5,456	$908,460
Net income	–	–	–	22,445	–	(2,468)	19,977
Contributions attributable to noncontrolling interest	–	–	–	–	–	250	250
Other comprehensive loss	–	–	–	–	(11,137)	–	(11,137)
Stock–based compensation	–	–	2,612	–	–	–	2,612
Shares sold – options exercised	54,260	–	2,114	–	–	–	2,114
Repurchase of common shares	(148,547)	(1)	(9,902)	–	–	–	(9,903)
Dividends declared to common stockholders ($2.26 per share)	–	–	–	(34,859)	–	–	(34,859)
Balance at January 1, 2023	15,357,746	$153	$226,991	$656,664	$(9,532)	$3,238	$877,514
Net income	–	–	–	66,798	–	(1,510)	65,288
Other comprehensive income	–	–		–	2,928	–	2,928
Stock–based compensation	–	–	2,782	–	–	–	2,782
Shares sold – options exercised	37,264	–	313	–	–	–	313
Repurchase of common shares	(44,349)	–	(2,482)	–	–	–	(2,482)
Dividends declared to common stockholders ($2.34 per share)	–	–	–	(35,863)	–	–	(35,863)
Balance at January 1, 2024	15,350,661	$153	$227,604	$687,599	$(6,604)	$1,728	$910,480
Net income	–	–	–	101,927	–	159	102,086
Contributions attributable to noncontrolling interest	–	–	–	–	–	1,115	1,115
Other comprehensive income	–	–	–	–	1,888	–	1,888
Stock–based compensation	–	–	4,160	–	–	–	4,160
Shares sold – options exercised	232,493	1	14,268	–	–	–	14,269
Repurchase of common shares	(133,151)	–	(13,502)	–	–	–	(13,502)
Dividends declared to common stockholders ($2.42 per share)	–	–	–	(37,333)	–	–	(37,333)
Balance at December 31, 2024	15,450,003	$154	$232,530	$752,193	$(4,716)	$3,002	$983,163

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

National HealthCare Corporation ("NHC" or "the Company") operates, manages or provides services to skilled nursing facilities, assisted living facilities, independent living facilities, home health care agencies, hospice agencies, and behavioral health hospitals located in 9 Southeastern and Midwestern states in the United States. The most significant part of our business relates to skilled and intermediate nursing care settings in which we also provide assisted living and retirement services, rehabilitative therapy services, memory and Alzheimer's care services, home health and hospice services, and behavioral health services. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. The health care environment has continually undergone changes with regard to federal and state reimbursement programs and other payor sources, compliance regulations, competition among other health care providers and patient care litigation issues. We continually monitor these industry developments as well as other factors that affect our business.

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

The Company determines the transaction price based on established billing rates reduced by explicit price concessions provided to third party payors. Explicit price concessions are based on contractual agreements and historical experience. The Company considers the patient's ability and intent to pay the amount of consideration upon admission. Credit losses are recorded as bad debt expense, which is included as a component of other operating expenses in the consolidated statements of operations. Bad debt expense was $8,831,000, $7,424,000, and $4,711,000 for years ended December 31, 2024, 2023, and 2022, respectively.  As of December 31, 2024, and 2023, the Company has recorded allowance for doubtful accounts of $9,702,000 and $8,054,000, respectively, as our best estimate of probable losses inherent in the accounts receivable balance.

Other Revenues

Other revenues include revenues from the provision of insurance services to other healthcare providers, management and accounting services to other long–term care providers, and rental income. Our insurance revenues consist of premiums that are generally paid in advance and then amortized into income over the policy period. We charge for management services based on a percentage of net revenues. We charge for accounting services based on a monthly fee or a fixed fee per bed of the healthcare center under contract. We record other revenues as the performance obligations are satisfied based on the terms of our contractual arrangements.

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

For the year ended December 31, 2024, all conditions related to the Employee Retention Credit ("ERC") were met and the credit was recognized as government grant income. The ERC was established by the CARES Act and intended to help businesses retain their workforce and avoid layoffs during the pandemic. The ERC provided a per employee credit to eligible businesses based on a percentage of qualified wages and health insurance benefits paid to employees. The qualified wages and health insurance benefits paid by the Company were related to the second, third and fourth quarters of 2020.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation and incentive compensation, which were $26,236,000, $21,412,000, and $20,651,000 for the years ended December 31, 2024, 2023, and 2022, respectively. Included in general and administrative costs during 2024 are acquisition-related expenses for the White Oak Senior Living portfolio. See Note 2 - Acquisition of White Oak Senior Living for additional detail regarding the acquisition.

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

For the year ended December 31, 2022, the Company recorded a recovery of a note receivable of $3,728,000 due to the borrower paying off the note. The recovery of the note receivable is recorded in the consolidated statements of operations under the line item “recovery of note receivable”.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We perform our annual goodwill impairment assessment on the first day of the fourth quarter. Tests are performed more frequently if events occur, or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In accordance with ASC Topic 350, Intangibles - Goodwill and Other ("ASC 350"), the guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a goodwill impairment test by comparing the carrying value of each reporting unit to its respective fair value. The Company determines the estimated fair value of each reporting unit using a discounted cash flow analysis. The fair value of the reporting unit is implied fair value of goodwill. In the event a reporting unit's carrying value exceeds its fair value, an impairment loss will be recognized. An impairment loss is measured by the difference between the carrying value of the reporting unit and its fair value. The Company elected to perform a qualitative assessment during both fiscal years 2024 and 2023 and determined for both periods that no indicators of impairment existed.

The Company’s indefinite-lived intangible assets consist of trade names and certificates of need and licenses. The Company reviews indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset is below its carrying amount.

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

Continuing Care Contracts and Refundable Entrance Fees

We have continuing care retirement centers (“CCRC”) within our operations. Residents  may enter into continuing care contracts with us.

Non-refundable fees are included as a component of the transaction price and are amortized into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are not included as part of the transaction price and are classified as refundable entrance fees in the Company's consolidated balance sheets. The balances of refundable entrance fees as of December 31, 2024 and December 31, 2023 were $6,063,000 and $6,376,000, respectively.

We annually estimate the present value of the net cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non–refundable deferred revenue from entrance fees received. If the present value of the net cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income. The obligation to provide future services is included in other noncurrent liabilities in the Company’s consolidated balance sheets. At December 31, 2024 and 2023, we have recorded a future service obligation in the amounts of $1,474,000 and $1,606,000, respectively.

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

Recently Adopted Accounting Guidance

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures.” The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit and loss, and contain other disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted the standard and has included the appropriate disclosures in our notes to the financial statements.

Recent Accounting Guidance Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, "Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative," which amends U.S. GAAP to include certain disclosure requirements that are currently required under SEC Regulation S-X or Regulation S-K. each amendment will be effective on the date on which the SEC removes the related disclosure requirement from SEC Regulation S-X or Regulation S-K. The adoption is not expected to have a material impact on the Company's financial statements as these requirements were previously incorporated under the SEC Regulations.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires companies to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. ASU 2023-09 is effective for annual periods beginning with the Company's fiscal year 2025, with early adoption permitted. We are currently evaluating the impact this ASU will have on our disclosures.

In November 2024, the FASB issued ASU 2024-03 "Disaggregation of Income Statement Expenses," which requires the Company to disaggregate key expense categories such as employee compensation and depreciation within its financial statements. ASU 2024-03 is effective for annual periods beginning with the Company's fiscal year 2027, and interim periods with the Company's fiscal year 2028, with early adoption permitted. We are currently evaluating the impact this ASU will have on the company's financial statements and related disclosures.

Reclassifications

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year financial statements.

Note 2 – Acquisition of White Oak Senior Living

On August 1, 2024, the Company purchased certain assets and assumed certain liabilities of the White Oak Senior Living (“White Oak”) portfolio for a purchase price of $221,400,000, subject to the adjustments set forth in the agreement. The White Oak portfolio consists of 22 healthcare operations, which includes 15 skilled nursing facilities, two assisted living facilities, four independent living facilities, and a long-term care pharmacy.  The operations have 1,928 licensed skilled nursing beds, 48 assisted living units, and 302 independent living units in the states of South Carolina and North Carolina (2,278 total beds/units). The acquisition represents both an expansion of NHC’s operations into a new state (North Carolina) and a strategic advancement of its growth in its existing operational footprint.

The Company utilized widely accepted income-based, market-based, and cost-based valuation approaches to perform the purchase price allocation.

The Company has performed a valuation analysis of the fair market value of White Oak’s assets acquired and liabilities assumed. The following table summarizes the allocation of the purchase price as of the transaction’s closing date (in thousands):

Amount
Cash and cash equivalents	$9
Inventories	1,054
Prepaid expenses and other assets	137
Property and equipment	205,345
Operating lease right-of-use assets	11,380
Intangible assets	12,826
Total assets acquired	230,751

Operating lease liabilities, current portion	424
Accrued payroll	3,559
Other current liabilities	1,085
Operating lease liabilities, less current portion	10,956
Other noncurrent liabilities	1,005
Total liabilities assumed	17,029

Net identifiable assets acquired	213,722
Goodwill	2,183
Total estimated fair value of the acquisition	$215,905

The indefinite-lived intangible assets acquired include the trade name of White Oak and the skilled nursing certificates of need and licenses. The goodwill is recorded in the inpatient services segment and is attributed to the workforce acquired and reputation of the business as part of the transaction. We expect the goodwill to be deductible for income tax purposes.

For the year ended December 31, 2024, White Oak contributed net operating revenues of $96,065,000 and income before income taxes of $4,974,000 that are included in the Company’s statements of operations. The Company recognized $3,266,000 in acquisition-related expenses for the year ended December 31, 2024 in connection with the White Oak acquisition. These costs related to legal and other professional fees, which were included as a component of other operating expenses in the consolidated statements of operations.

The following table contains unaudited pro forma consolidated statements of operations information for the years ended December 31, 2024, 2023, and 2022, assuming the White oak acquisition closed on January 1, 2022 (in thousands).

	Year Ended December 31,
	2024	2023	2022
Net operating revenues and grant income	$1,434,768	$1,342,207	$1,273,974
Income before income taxes	140,779	86,698	22,213
Net income attributable to NHC	$105,321	$63,778	$16,264

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

	Year Ended December 31,
	2024	2023	2022
Inpatient services	$1,111,300	$956,077	$900,231
Homecare and hospice services	140,459	131,537	128,854
Total net patient revenues	$1,251,759	$1,087,614	$1,029,085

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

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Year Ended December 31,
Source	2024	2023	2022
Medicare	33%	34%	37%
Managed Care	10%	10%	10%
Medicaid	29%	30%	28%
Private Pay and Other	28%	26%	25%
Total	100%	100%	100%

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

State Relief Supplemental Funding

The Company received supplemental Medicaid payments from various states, including healthcare relief funding under the American Rescue Plan Act ("ARPA") and other state specific relief programs.  The funding generally incorporates specific use requirements primarily for direct patient care including labor related expenses or various patient care related expenses.  We have recorded $12,749,000, $20,214,000 and $19,442,000 in net patient revenues for these supplemental Medicaid payments for the years ended December 31, 2024, 2023, and 2022, respectively.

Third Party Payors

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Noncompliance with such laws and regulations can be subject to regulatory actions including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are following all applicable laws and regulations.

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe that any differences between the net revenues recorded, and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $15,351,000 and $18,369,000 as of December 31, 2024 and 2023, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

	Year Ended December 31,
	2024	2023	2022
Rental income	$24,042	$23,926	$23,451
Management and accounting service fees	17,237	18,544	16,160
Insurance services	3,344	3,857	4,766
Other	1,555	1,373	819
Gain on sale of property and equipment	–	6,230	–
Total other revenues	$46,178	$53,930	$45,196

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

	Year Ended December 31,
	2024	2023	2022
Operating lease payments	$22,994	$22,928	$23,039
Variable lease payments	1,048	998	412
Total rental income	$24,042	$23,926	$23,451

Variable lease payments are based on revenue increases as compared to a base year.

The following table sets forth the undiscounted cash flows for future minimum lease payments receivable for leases in effect at December 31, 2024 (in thousands):

2025	$22,921
2026	20,407
2027	73
2028	6
2029	–
Thereafter	–
Total future minimum lease payments	$43,407

Management Fees from National

We have managed skilled nursing facilities for National since 1988, and we currently manage five facilities. See Note 18 regarding our relationship with National.

During 2024, 2023 and 2022, we recognized approximately $5,643,000, $5,200,000, and $4,332,000, respectively, of management fees and interest on management fees. Unrecognized and unpaid management fees and interest on management fees from National total $18,975,000 and $19,049,000 at December 31, 2024 and 2023, respectively.

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

Management Fees and Financial and Accounting Services for Other Healthcare Centers

We provide management services and financial and accounting services to certain healthcare facilities (in addition to the five National centers) operated by third party owners. For the years ended December 31, 2024, 2023 and 2022, we recognized management fees and financial and accounting fees of $11,594,000, $13,344,000, and $11,828,000 from these centers, respectively.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 were $2,186,000, $2,611,000, and $2,689,000, respectively. Associated losses and expenses are reflected in the consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 were $1,158,000, $1,246,000, and $2,077,000, respectively. Associated losses and expenses including those for self–insurance are included in the consolidated statements of operations as "Other operating costs and expenses".

Gain on Sale of Property and Equipment

In December 2023, we contributed land to a newly-formed limited liability company resulting in an equity interest in the new joint venture entity. The fair value of the land contributed to the new entity was $8,000,000. The related cost basis of the contributed land was $1,770,000, which resulted in a gain of $6,230,000.

Note 5 – Non–Operating Income

Non–operating income includes equity in earnings of unconsolidated investments, dividends and other realized gains and losses on marketable securities, and interest income (in thousands).

	Year Ended December 31,
	2024	2023	2022
Equity in earnings of unconsolidated investments	$589	$2,015	$477
Dividends and net realized gains or losses on the sale of securities	7,973	6,262	5,530
Interest income	10,104	8,383	5,134
Gain on sale of unconsolidated company	1,024	–	–
Total non-operating income	$19,690	$16,660	$11,141

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

The following tables set forth the Company’s consolidated statements of operations by business segment (in thousands):

	Year Ended December 31, 2024
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$1,111,300	$140,459	$–	$1,251,759
Other revenues	1,315	–	44,863	46,178
Government grant income	–	–	9,445	9,445
Net operating revenues and grant income	1,112,615	140,459	54,308	1,307,382

Costs and Expenses:
Salaries, wages and benefits	668,029	85,712	57,189	810,930
Other operating	280,867	25,927	14,596	321,390
Facility rent	33,787	2,295	7,100	43,182
Depreciation and amortization	37,988	737	3,260	41,985
Interest	4,135	–	–	4,135
Total costs and expenses	1,024,806	114,671	82,145	1,221,622

Income (loss) before non-operating income	87,809	25,788	(27,837)	85,760
Non-operating income	–	–	19,690	19,690
Unrealized gains on marketable equity securities	–	–	30,958	30,958

Income before income taxes	$87,809	$25,788	$22,811	$136,408

	Year Ended December 31, 2023
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$956,077	$131,537	$–	$1,087,614
Other revenues	1,141	–	52,789	53,930
Net operating revenues	957,218	131,537	52,789	1,141,544

Costs and Expenses:
Salaries, wages and benefits	589,279	80,610	42,455	712,344
Other operating	254,559	23,529	10,095	288,183
Facility rent	32,542	2,172	6,811	41,525
Depreciation and amortization	38,172	786	3,076	42,034
Interest	324	–	–	324
Total costs and expenses	914,876	107,097	62,437	1,084,410

Income (loss) before non-operating income	42,342	24,440	(9,648)	57,134
Non-operating income	–	–	16,660	16,660
Unrealized gains on marketable equity securities	–	–	14,944	14,944

Income before income taxes	$42,342	$24,440	$21,956	$88,738

	Year Ended December 31, 2022
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$900,231	$128,854	$–	$1,029,085
Other revenues	136	–	45,060	45,196
Government grant income	11,457	–	–	11,457
Net operating revenues and grant income	911,824	128,854	45,060	1,085,738

Costs and Expenses:
Salaries, wages and benefits	580,707	77,688	27,774	686,169
Other operating	251,355	26,319	11,698	289,372
Facility rent	32,526	2,327	6,124	40,977
Depreciation and amortization	36,522	691	3,276	40,489
Interest	563	–	–	563
Recovery of assets	–	–	(3,728)	(3,728)
Total costs and expenses	901,673	107,025	45,144	1,053,842

Income before non-operating income	10,151	21,829	(84)	31,896
Non-operating income	–	–	11,141	11,141
Unrealized losses on marketable equity securities	–	–	(15,806)	(15,806)

Income (loss) before income taxes	$10,151	$21,829	$(4,749)	$27,231

Note 7 – Long–Term Leases

Operating Leases

At December 31, 2024, we lease from NHI the real property of 28 skilled nursing facilities, five assisted living centers and three independent living centers under one master lease agreement. As part of the lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator. The lease includes base rent plus a percentage rent.

The annual base rent was $32,625,000 in 2024. The annual base rent is $32,225,000 in 2025 and $31,975,000 in 2026 with the lease term expiring at December 31, 2026. The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Percentage rent expense under the NHI lease agreements for 2024, 2023, and 2022 was $6,289,000, $5,549,000 and $3,887,000, respectively.

We have a right of first refusal with NHI to purchase any of the properties should NHI receive an offer from an unrelated party during the term of the lease or up to 180 days after termination of the related lease.

Minimum Lease Payments

The following table summarizes the maturity of our operating lease liabilities as of December 31, 2024 (in thousands):

Operating Leases
2025	$35,873
2026	35,195
2027	2,420
2028	1,825
2029	1,565
Thereafter	11,788
Total minimum lease payments	$88,666
Less: amounts representing interest	(10,900)
Present value of future minimum lease payments	77,766
Less: current portion	(31,841)
Noncurrent lease liabilities	$45,925

As of December 31, 2024 and 2023, the weighted average remaining lease term is 3.7 years and 3.0 years, respectively. As of December 31, 2024 and 2023, the weighted average discount rate used to determine lease liabilities is 7.0% and 6.6%, respectively.

Lease Costs

Lease costs recorded in the consolidated statement of operations are as follows (in thousands):

	December 31,
	2024	2023	2022
Operating lease costs:
Operating lease costs	35,669	34,953	36,051
Variable lease costs	6,289	5,549	3,887
Short-term lease costs	1,224	1,023	1,039
Total operating lease costs	43,182	41,525	40,977

Cash paid for amounts included in the measurement of lease liabilities were $35,394,000, $36,198,000 and $36,051,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 8 – Earning Per Share

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Basic:
Weighted average common shares outstanding	15,393,782	15,310,142	15,410,222
Net income attributable to common stockholders of National Healthcare Corporation	$101,927	$66,798	$22,445

Earnings per common share, basic	$6.62	$4.36	$1.46

Diluted:
Weighted average common shares outstanding	15,393,782	15,310,142	15,410,222
Dilutive effect of stock options	204,746	67,201	36,989
Assumed average common shares outstanding	15,598,528	15,377,343	15,447,211

Net income attributable to common stockholders of National Healthcare Corporation	$101,927	$66,798	$22,445

Earnings per common share, diluted	$6.53	$4.34	$1.45

For the years ended December 31, 2024 and 2023, there were no stock options excluded from the calculation of diluted weighted average shares of common stock outstanding.  For the year ended December 31, 2022, 375,638 stock options were excluded from the calculation of diluted weighted average shares of common stock outstanding because the inclusion of these securities would have an anti-dilutive effect.

Note 9 – Investments in Marketable Securities

Marketable securities consist of the following (in thousands):

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$140,064	$30,176	$111,117
Corporate debt securities	–	–	2,497	2,441
U.S. Treasury securities	–	–	2,990	2,986
Restricted investments available for sale:
Marketable equity securities	18,534	23,190	24,134	26,779
Corporate debt securities	58,927	57,471	59,586	57,731
Asset–backed securities	15,593	14,410	19,388	17,659
U.S. Treasury securities	46,811	44,186	46,771	42,863
State and municipal securities	3,787	3,737	4,106	4,047
	$173,828	283,058	$189,648	$265,623

Included in the marketable equity securities available for sale are the following (in thousands, except share amounts):

	December 31, 2024			December 31, 2023
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$113,003	1,630,642	$24,734	$91,071

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	December 31, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$25,707	$25,317	$19,664	$19,328
1 to 5 years	66,117	63,379	81,517	77,118
6 to 10 years	32,648	30,606	33,515	30,802
Over 10 years	646	502	642	479
	$125,118	$119,804	$135,338	$127,727

Gross unrealized gains related to marketable equity securities are $115,259,000 and $84,514,000 as of December 31, 2024 and 2023, respectively. Gross unrealized losses related to marketable equity securities are $715,000 and $928,000 as of December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, the Company recognized net unrealized gains of $30,958,000 and $14,944,000, respectively, in the consolidated statements of operations. For the year ended December 31, 2022, the Company recognized net unrealized losses of $15,806,000 in the consolidated statements of operations.

Gross unrealized gains related to available for sale marketable debt securities are $135,000 and $326,000 as of December 31, 2024 and 2023, respectively. Gross unrealized losses related to available for sale marketable debt securities are $5,449,000 and $7,937,000 as of December 31, 2024 and 2023, respectively.

The Company’s unrealized losses in our available for sale marketable debt securities were determined to be non-credit related. The Company has not recognized any credit related impairments for the years ended December 31, 2024 and 2023.

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

Proceeds from the sale of available for sale marketable securities during the years ended December 31, 2024, 2023, and 2022 were $51,970,000, $47,396,000, and $49,961,000, respectively. Net investment gains of $1,093,000 and net investment losses of $667,000 and $1,326,000 were realized on these sales during the years ended December 31, 2024, 2023, and 2022, respectively.

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

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of December 31, 2024 or 2023.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short–term nature. The estimated fair value of notes receivable approximates the carrying value based principally on their underlying interest rates and terms, maturities, collateral and credit status of the receivables. At December 31, 2024 and 2023, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at December 31, 2024 and December 31, 2023 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
December 31, 2024	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$76,121	$76,121	$–	$–
Restricted cash and cash equivalents	20,801	20,801	–	–
Marketable equity securities	163,254	163,254	–	–
Corporate debt securities	57,471	43,656	13,815	–
Asset–backed securities	14,410	−	14,410	–
U.S. Treasury securities	44,186	44,186	–	–
State and municipal securities	3,737	806	2,931	–
Total financial assets	$379,980	$348,824	$31,156

	Fair Value Measurements Using
December 31, 2023	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$107,076	$107,076	$–	$–
Restricted cash and cash equivalents	18,892	18,892	–	–
Marketable equity securities	137,896	137,896	–	–
Corporate debt securities	60,171	42,860	17,311	–
Asset–backed securities	17,659	–	17,210	449
U.S. Treasury securities	45,850	45,850	–	–
State and municipal securities	4,047	–	4,047	–
Total financial assets	$391,591	$352,574	$38,568	$449

Note 11 – Property and Equipment

Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2024	2023
Land	$99,815	$65,579
Leasehold improvements	133,049	129,801
Buildings and improvements	835,851	700,044
Furniture and equipment	200,872	195,159
Construction in progress	12,149	11,098
Property and equipment, at cost	1,281,736	1,101,681
Less: Accumulated depreciation	(597,447)	(608,352)
Net property and equipment	$684,289	$493,329

Note 12 – Goodwill and Other Intangible Assets

As of December 31, 2024, we evaluated potential triggering events that might be indicators that our goodwill and indefinite lived intangibles were impaired. The Company performs its goodwill impairment analysis for each reporting unit that constitutes a component for which (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component, in accordance with the provisions of ASC Topic 350, Intangibles - Goodwill and Other. No goodwill or intangible asset impairments were recorded during the years ended December 31, 2024, 2023, and 2022.

The following table represents activity in goodwill by segment as of and for the year ended December 31, 2024 (in thousands):

	Year Ended December 31, 2024
	Inpatient Services	Homecare and Hospice	All Other	Total
January 1, 2023	3,741	164,554	–	168,295
Additions	–	–	–	–
December 31, 2023	3,741	164,554	–	168,295
Additions	2,183	–	–	2,183
December 31, 2024	$5,924	$164,554	$–	$170,478

As part of the White Oak acquisition (Note 2) in 2024, we recorded goodwill in the amount of $2,183,000.

Indefinite-lived intangible assets consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Trade names	$15,896	$4,340
Certificates of need	1,756	532
Licenses	2,212	2,166
Total	$19,864	$7,038

As part of the White Oak acquisition (Note 2) in 2024, we recorded indefinite-lived intangible assets that consisted of the trade name ($11,556,000) and certificates of need and licenses ($1,270,000).

Note 13 – Income Taxes

The provision for income taxes is comprised of the following components (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current tax provision
Federal	$12,900	$14,520	$717
State	3,490	3,137	251
Total current tax provision	16,390	17,657	968
Deferred tax provision
Federal	13,841	4,142	4,595
State	4,091	1,651	1,691
Total deferred tax provision	17,932	5,793	6,286
Income tax provision	$34,322	$23,450	$7,254

The deferred tax assets and liabilities, consisting of temporary differences tax effected at the respective income tax rates, are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Accrued risk reserves	$2,012	$1,898
Accrued expenses	7,695	7,346
Tax basis in excess of book basis of fixed assets	–	5,653
Stock based compensation	1,181	931
Deferred revenue	3,154	4,987
Operating lease liabilities	19,896	23,658
Other	847	567
Total gross deferred tax assets	34,785	45,050
Less: valuation allowance	(517)	(594)
Deferred tax assets less valuation allowance	$34,268	$44,446

Deferred tax liabilities:
Unrealized gains on marketable securities	$(28,581)	$(19,971)
Deferred gain on sale of assets, net	(2,055)	(2,055)
Book basis in excess of tax basis of intangible assets	(5,655)	(3,387)
Book basis in excess of tax basis of securities	(4,042)	(3,393)
Book basis in excess of tax basis of fixed assets	(6,579)	–
Long–term investments	(2,652)	(8,753)
Operating lease assets	(20,254)	(24,087)
Total deferred tax liabilities	$(69,818)	$(61,646)

Net deferred tax liability	$(35,550)	$(17,200)

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Tax provision at federal statutory rate	$28,646	$18,635	$5,719

Increase in income taxes resulting from:
State, net of federal benefit	6,349	4,600	1,034
Unrecognized tax benefits	690	1,227	730
Expiration of statute of limitations	(932)	(1,491)	(1,032)
Tax (expense) benefit of noncontrolling interest	(34)	317	518
Other	(397)	162	285
Total increases	5,676	4,815	1,535
Effective income tax expense	$34,322	$23,450	$7,254

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Deferred Tax Asset	Liability For Unrecognized Tax Benefits	Liability For Interest and Penalties	Liability Total
Balance, January 1, 2022	$5,455	$8,902	$2,290	$11,192
Additions based on tax positions related to the current year	636	636	–	636
Additions (reductions) for tax positions of prior years	(1,097)	(273)	900	627
Reductions for statute of limitation expirations	(240)	(760)	(512)	(1,272)
Balance, December 31, 2022	4,754	8,505	2,678	11,183
Additions based on tax positions related to the current year	1,454	1,454	–	1,454
Additions (reductions) for tax positions of prior years	(198)	324	1,583	1,907
Reductions for statute of limitation expirations	(361)	(1,030)	(823)	(1,853)
Balance, December 31, 2023	5,649	9,253	3,438	12,691
Additions based on tax positions related to the current year	835	835	–	835
Additions (reductions) for tax positions of prior years	(1,380)	(1,097)	859	(238)
Reductions for statute of limitation expirations	(232)	(592)	(572)	(1,164)
Balance, December 31, 2024	$4,872	$8,399	$3,725	$12,124

Unrecognized tax benefits of $4,150,000, net of federal benefit at December 31, 2024, attributable to permanent differences, would favorably impact our effective tax rate if recognized. We do not expect significant increases or decreases in unrecognized tax benefits for the 2025 year, except for the effect of decreases related to the lapse of statute of limitations estimated at $1,113,000.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.  The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2021 (with few state exceptions).

Note 14 – Stock Repurchases

During 2024, the Company purchased 133,151 shares of its common stock for a total cost of $13,502,000. During 2023, the Company purchased 44,349 shares of its common stock for a total cost of $2,482,000. During 2022, the Company purchased 148,547 shares of its common stock for a total cost of $9,903,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

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

In May 2020, our stockholders approved the 2020 Omnibus Equity Incentive Plan (the “2020 Equity Incentive Plan”) pursuant to which 2,500,000 shares of our common stock were available to grant for restricted stock, stock appreciation rights, stock options, and an employee stock purchase plan. The employee stock purchase plan allows employees to purchase our shares of stock through payroll deductions. At December 31, 2024, 1,503,127 shares were available for future grants under the 2020 Equity Incentive Plan.

Compensation expense is recognized only for the awards that ultimately vest. The Company accounts for forfeitures when they occur. Stock–based compensation totaled $4,160,000, $2,782,000, and $2,612,000, for the years ended December 31, 2024, 2023, and 2022, respectively. Stock–based compensation is included in salaries, wages and benefits in the consolidated statements of operations. The total intrinsic value of shares exercised (and tax deductions taken) was $9,143,000, $2,769,000, and $583,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

At December 31, 2024, the Company had $4,625,000 of unrecognized compensation cost related to unvested stock-based compensation awards. This unrecognized compensation cost will be amortized over an approximate two-and-a-half-year period.

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

	Year Ended December 31,
	2024	2023	2022
Risk–free interest rate	4.40%	4.52%	1.83%
Expected volatility	24.1%	29.3%	31.4%
Expected life, in years	2.9	2.9	2.9
Expected dividend yield	2.63%	4.41%	3.57%

The following table summarizes option activity:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2022	374,926	$72.95	−
Options granted	302,266	64.72	−
Options exercised	(32,597)	64.49	−
Options cancelled	(199,451)	75.98	−
Options outstanding at December 31, 2022	445,144	66.62	−
Options granted	299,278	54.44	−
Options exercised	(103,481)	64.72	−
Options cancelled	(52,407)	60.58	−
Options outstanding at December 31, 2023	588,534	61.30	−
Options granted	297,783	94.42	−
Options exercised	(219,973)	64.73	−
Options cancelled	(35,102)	79.20	−
Options outstanding at December 31, 2024	631,242	$74.73	$20,720,547

Options exercisable at December 31, 2024	151,439	$63.80	$6,627,473

Options Outstanding December 31, 2024	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
328,137	$53.94	–	$69.19	$58.82	2.7
303,105	$71.64	–	$96.03	91.96	3.9
631,242				$74.73	3.3

Note 16 – Long-Term Debt

Long–term debt consists of the following (dollars in thousands):

	Interest rate at December 31, 2024	Maturity	September 30, 2024	December 31, 2023
Credit facility, interest payable monthly	Variable, 6.1%	2029	$137,000	$–
Less current portion			(7,500)	–
Long-term debt, less current portion			$129,500	$–

On August 1, 2024, the Company entered into a $200,000,000 senior credit facility with a five-year term consisting of a $150,000,000 term facility and a $50,000,000 revolving line of credit (the “Credit Facility”).  The Credit Facility is for general corporate purposes, including working capital and acquisitions.  The loans bear interest at either (i) Term Secured Overnight Financing Rate (“SOFR”) for interest periods of one, three or six months, plus the applicable margin or, at NHC’s option, (ii) the Base Rate plus the applicable margin.  The applicable margin is an interest rate per annum between 1.30% and 1.65% for Term SOFR loans and between .30% and .65% for Base Rate loans, depending upon the Company meeting certain conditions. The revolving line of credit contains a commitment fee equal to 0.25% of the unused borrowing capacity. There are no amounts outstanding on the revolving line of credit at December 31, 2024.

NHC’s obligations under the Credit Facility are unsecured. The Credit Facility contains customary representations and warranties, financial covenants, and other customary affirmative and negative covenants. The Credit Facility also contains customary events of default. As of December 31, 2024, the Company is compliant with all financial covenants.  Based on level 2 inputs, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt based upon the interest rates that the Company believes it can currently obtain for similar debt.

The aggregate maturities of long–term debt for the five years subsequent to December 31, 2024 are as follows (in thousands):

Long–Term Debt
2025	$7,500
2026	7,500
2027	7,500
2028	7,500
2029	107,000
Total	$137,000

Note 17 – Contingencies and Guarantees

Accrued Risk Reserves

We are self–insured for risks related to workers’ compensation and general and professional liability insurance. We have two wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned and leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $103,616,000 and $103,259,000 at December 31, 2024 and 2023, respectively. The liability is included in accrued risk reserves in the consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Indemnities

From time to time, the Company enters into certain types of contracts that contingently require it to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which the Company may be required to indemnify property owners or prior facility operators for post-transfer liabilities and other claims arising from the Company’s use of the applicable premises, (ii) operations transfer agreements, in which the Company agrees to indemnify past operators of facilities against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer to the Company or its subsidiary, (iii) certain lending agreements, under which the Company may be required to indemnify the lender against various claims and liabilities, (iv) certain agreements by and between the Company and/or its subsidiaries or affiliates, and (v) certain agreements with the Company officers, directors and others, under which the Company may be required to indemnify such persons for liabilities arising out of the nature of their relationship to the Company and/or its subsidiaries and affiliates. The terms of such obligations vary by contract and, in most instances, do not expressly state or include a specific or maximum dollar amount. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no specific indemnity claims have been asserted, no liabilities have been recorded for these obligations on the consolidated balance sheets for any of the periods presented.

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

Debt Guarantees

At December 31, 2024, no agreement to guarantee the debt of other parties exists.

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

Financing Activities

In conjunction with our management contract, we have entered into a line of credit arrangement whereby we may have amounts due from National from time to time. The maximum loan commitment under the line of credit is $2,000,000. At December 31, 2024 and 2023, National did not have an outstanding balance on the line of credit.

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

Payroll and Related Services

The personnel conducting our business, including our executive management team, are employees of National and may have ownership interests in National only through their participation in the ESOP. National provides payroll services to NHC, provides employee fringe benefits, and maintains certain liability insurance. We pay to National all the costs of personnel employed for our benefit, as well as an administrative fee equal to 1% of payroll costs. The administrative fee paid to National for the years ended December 31, 2024, 2023, and 2022 was $5,878,000, $5,431,000, and $5,074,000, respectively. At December 31, 2024 and 2023, the Company has recorded $2,933,000 and $1,499,000, respectively, in accounts payable in the consolidated balance sheets as a result of the timing differences between interim payments for payroll and employee benefits services costs.

National’s Ownership of Our Stock

At December 31, 2024 and 2023, National owns 1,030,887 and 1,084,763 shares, respectively, of our outstanding common stock.  This accounts for 6.7% and 7.1%, respectively, of the total outstanding shares of common stock.

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

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2024, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10–K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10–K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a–15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control–Integrated Framework (2013 Framework). We have concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

As permitted by guidance issued by the SEC that an assessment of internal control over financial reporting of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures, management excluded an assessment of the internal controls of White Oak Senior Living, which we acquired on August 1, 2024, from its evaluation of the effectiveness of our disclosure controls and procedures. White Oak Senior Living represented 16% of our consolidated total assets, 23% of our consolidated net assets, 7% of our consolidated net operating revenues and grant income, and 4% of our net income attributable to NHC for the year ended December 31, 2024. We are in the process of integrating White Oak Senior Living into our system of internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of National HealthCare Corporation

Opinion on Internal Control Over Financial Reporting

We have audited National HealthCare Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, National HealthCare Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of White Oak Senior Living, which is included in the 2024 consolidated financial statements of the Company and constituted approximately 16% and 23% of consolidated total and net assets, respectively as of December 31, 2024 and 7% and 4% of consolidated net operating revenues and grant income and net income attributable to National HealthCare Corporation, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of White Oak Senior Living.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31,  2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Nashville, Tennessee

February 27, 2025

Changes in Internal Control

Other than with respect to the integration of White Oak Senior Living into our system of internal control over financial reporting, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our definitive 2025 proxy statement set forth under the captions Directors of the Company and Executive Officers of the Company is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information in our definitive 2025 proxy statement set forth under the caption Compensation Discussion & Analysis is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference from our definitive 2025 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in our definitive 2025 proxy statement set forth under the caption Certain Relationships and Related Transactions is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in our definitive 2025 proxy statement set forth under the caption Report of the Audit Committee is hereby incorporated by reference (which will be filed within 120 days of the end of the fiscal year to which this report relates).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as a part of this report:

(a)	(1)	Financial Statements:

The following financial statements are included in Item 8 of this Annual Report on Form 10-K and are filed as part of this report:

Report of Independent Registered Public Accounting Firm (PCAOB ID:42)

Consolidated Statements of Operations – Years ended December 31, 2024, 2023, and 2022

Consolidated Statements of Comprehensive Income – Years ended December 31, 2024, 2023, and 2022

Consolidated Balance Sheets – At December 31, 2024 and 2023

Consolidated Statements of Cash Flows – Years ended December 31, 2024, 2023, and 2022

Consolidated Statements of Equity – Years ended December 31, 2024, 2023, and 2022

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

NATIONAL HEALTHCARE CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

(in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance– Beginning of Period	Charged to Costs and Expenses	Charged to other Accounts		Deductions		Balance– End of Period
For the year ended December 31, 2022
Allowance for doubtful accounts	$6,411	$4,711	$	−	$4,876	(1)	$6,246
Accrued risk reserves	$98,048	$81,743	$	−	$77,322		$102,469

For the year ended December 31, 2023
Allowance for doubtful accounts	$6,246	$7,424	$	−	$5,616	(1)	$8,054
Accrued risk reserves	$102,469	$81,364	$	−	$80,574		$103,259

For the year ended December 31, 2024
Allowance for doubtful accounts	$8,054	$8,831	$	−	$7,183	(1)	$9,702
Accrued risk reserves	$103,259	$91,921	$	−	$91,564		$103,616

(1)  Amounts written off, net of recoveries

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits:

EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

3.1	Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S–4 (File No. 333–37185) dated October 3, 1997)

3.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.5 attached to Form 10-Q filed on August 3, 2017

3.3	Certificate of Designations of Series A Convertible Preferred Stock of National HealthCare Corporation	Incorporated by reference to Exhibit 2.1 to the current report on Form 8–K filed on December 20, 2006

3.4	Certificate of Designation Series B Junior Participating Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8–A, dated August 3, 2007

3.5	Restated Bylaws as amended February 14, 2013	Incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10–Q filed on May 8, 2013.

4.1	Form of Common Stock	Incorporated by reference to Exhibit 4.1 attached to Form 10-Q filed on August 3, 2017

4.2	Description of each class of securities registered under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.2 attached to Form 10-K filed on February 21, 2020

10.1	Master Agreement of Lease dated as of October 17, 1991 by and among National Health Investors, Inc. and National HealthCorp, L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant's registration statement on Form S–4 filed October 3, 1997

10.2	Form of Service Agreement by and between National Health Corporation and National HealthCare Corporation	Incorporated by reference to Exhibit 10.5.1 to the Registrant's registration statement on Form S–4 filed October 3, 1997

10.3	Amendment No. 1 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCorp L.P.	Incorporated by reference to Exhibit 10.19 from 2005 Form 10–K filed March 16, 2006

10.4	Amendment No. 2 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.20 from 2005 Form 10–K filed March 16, 2006

10.5	Amendment No. 3 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.21 from 2005 Form 10–K filed March 16, 2006

10.6	Amendment No. 4 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.22 from 2005 Form 10–K filed March 16, 2006

10.7	Amendment No. 5 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.23 from 2005 Form 10–K filed March 16, 2006

*10.8	National HealthCare Corporation's 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit A to 2010 Proxy Statement filed April 1, 2010.

*10.9	First Amendment dated February 14, 2011 to the National HealthCare Corporation 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.16 from 2015 Form 10-K filed February 19, 2016.

*10.10	Amendment dated March 10, 2015 to National HealthCare Corporation's 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to 2015 Proxy Statement filed April 1, 2015.

*10.11	2017 NHC Executive Officer Performance Based Compensation Plan	Incorporated by reference to Appendix B to 2017 Proxy Statement filed April 4, 2017.

* 10.12	National HealthCare Corporation’s 2020 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to 2020 Proxy Statement filed April 6, 2020

10.13	Amendment to Purchase and Sale Agreement with Modifications to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.14	Agreement to Lease between NHI–REIT of Northeast, LLC, Landlord and NHC/OP, L.P. and National HealthCare Corporation, Co–Tenants	Incorporated by reference to Exhibit 10.4 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.15	Amended and Restated Amendment No. 6 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.2 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.16	Amendment No. 7 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.3 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

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

Incorporated by reference to Exhibit 10.27 to National HealthCare Corporation's annual report on Form 10–K filed on February 21, 2014

10.19	Purchase and Sale Agreement and Extension of Master Lease dated December 26, 2012 between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.29 to National HealthCare Corporation's annual report on Form 10–K filed on February 21, 2014

10.20	Amendment No. 8 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.20 to National HealthCare Corporations annual report on Form 10-K Filed on February 19, 2021

10.21	Purchase and Sale Agreement dated June 11, 2021 between NHC/OP, L.P., a wholly owned subsidiary of NHC, and Norman C. McRae and McRae Investment Company, LLC	Incorporated by reference to Exhibit 10.21 to National HealthCare Corporation annual report on Form 10-K Filed on February 18, 2022

10.22	Amendment No. 9 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's Form 10-Q filed on November 3, 2022

10.23	Amendment No. 10 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.2 of National HealthCare Corporation's Form 10-Q filed on November 3, 2022

10.24	National HealthCare Corporation General Policy on Insider Trading	Incorporated by reference to Exhibit 10.24 of National HealthCare Corporation’s Form 10-K filed February 16, 2024

10.25	National HealthCare Corporation Compensation Recoupment Policy	Incorporated by reference to Exhibit 10.25 of National HealthCare Corporation’s Form 10-K filed February 16, 2024

10.26

Purchase and Sale Agreement dated May 31, 2024 between NHC/OP, L.P., a wholly owned subsidiary of NHC, and Douglas M. Cecil, Oliver K. Cecil, Jr., Dorothy Dean Cecil, Jeni Cecil Feeser, Beth Creech Cecil, John Barber And Teresa J. Cecil, As Trustee Of The Teresa J. Cecil Revocable Trust U/A Dated July 20, 2006, As Amended And Restated On February 15, 2023

Incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed on August 8, 2024

10.27	Amended and restated National HealthCare Corporation General Policy on Insider Trading	Filed Herewith

14	Code of Ethics of National HealthCare Corporation	Available at NHC’s website www.nhccare.com or in print upon request to: National HealthCare Corp. Attn: Investor Relations P. O. Box 1398 Murfreesboro, TN 37133–1398 Telephone (615) 890–2020

21	Subsidiaries of Registrant	Filed Herewith

23	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP	Filed Herewith

31.1	Rule 13a–14(a)/15d–14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a–14(a)/15d–14(a) Certification of Chief Financial Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Chief Financial Officer	Filed Herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (embedded within the Inline XBRL document and included in Exhibit 101)

*Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION

Date: February 27, 2025	BY:	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2025	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 27, 2025	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 27, 2025	/s/ Robert G. Adams
Robert G. Adams
Chairman of the Board

Date: February 27, 2025	/s/ J. Paul Abernathy
J. Paul Abernathy
Director

Date: February 27, 2025	/s/ W. Andrew Adams
W. Andrew Adams
Director

Date: February 27, 2025	/s/ Emil E. Hassan
Emil E. Hassan
Director

Date: February 27, 2025	/s/ Sandra Y. Trail
Sandra Y. Trail
Director

Date: February 27, 2025	/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Director