Form 10-K/A
period 2024-12-31
NATIONAL HEALTHCARE CORP
filed 2025-03-03
CIK 1047335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Explanatory Note

This Amendment No. 1 to Form 10-K is being filed by National HealthCare Corporation to amend the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed with the Securities and Exchange Commission on February 28, 2025, to reflect the correct date on the Report of Independent Registered Public Accounting Firm’s Opinion on the Financial Statements and Opinion on Internal Control Over Financial Reporting of February 28, 2025. Additionally, this amendment is filed to reflect the correct date on the Signature page of February 28, 2025. With the exception of the date changes mentioned above, no other changes have been made to the Form 10-K.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2025, expressed an unqualified opinion thereon.

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

February 28, 2025

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of White Oak Senior Living, which is included in the 2024 consolidated financial statements of the Company and constituted 16% and 23% of consolidated total and net assets, respectively, as of December 31, 2024 and 7% and 4% of consolidated net operating revenues and grant income and net income attributable to National HealthCare Corporation, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of White Oak Senior Living.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31,  2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

February 28, 2025

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

NATIONAL HEALTHCARE CORPORATION

Date: February 28, 2025	BY:	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2025	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 28, 2025	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 28, 2025	/s/ Robert G. Adams
Robert G. Adams
Chairman of the Board

Date: February 28, 2025	/s/ J. Paul Abernathy
J. Paul Abernathy
Director

Date: February 28, 2025	/s/ W. Andrew Adams
W. Andrew Adams
Director

Date: February 28, 2025	/s/ Emil E. Hassan
Emil E. Hassan
Director

Date: February 28, 2025	/s/ Sandra Y. Trail
Sandra Y. Trail
Director

Date: February 28, 2025	/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Director