Form 10-Q
period 2025-03-31
NATIONAL HEALTHCARE CORP
filed 2025-05-08
CIK 1047335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number    001-13489

(Exact name of registrant as specified in its Charter)

Delaware	52-2057472
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

15,470,989 shares of common stock of the registrant were outstanding as of May 1, 2025.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31
	2025	2024

Revenues:
Net patient revenues	$361,607	$285,823
Other revenues	12,090	11,353
Net operating revenues	373,697	297,176

Cost and expenses:
Salaries, wages, and benefits	228,130	183,138
Other operating	92,457	77,429
Facility rent	11,365	10,348
Depreciation and amortization	10,978	10,586
Total costs and expenses	342,930	281,501

Income from operations	30,767	15,675

Other income (expense):
Non–operating income	4,079	5,685
Interest expense	(2,106)	(46)
Unrealized gains on marketable equity securities	10,982	14,399

Income before income taxes	43,722	35,713
Income tax provision	(11,432)	(9,462)
Net income	32,290	26,251
Net income attributable to noncontrolling interest	(85)	(38)

Net income attributable to National HealthCare Corporation	$32,205	$26,213

Earnings per share attributable to National HealthCare Corporation stockholders:
Basic	$2.09	$1.71
Diluted	$2.07	$1.69

Weighted average common shares outstanding:
Basic	15,438,306	15,350,240
Diluted	15,575,752	15,505,096

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended March 31
	2025	2024

Net income	$32,290	$26,251

Other comprehensive income/(loss):
Unrealized gains/(losses) on investments in marketable debt securities	1,594	(472)
Reclassification adjustment for realized gains on sales of marketable debt securities	–	(10)
Income tax (expense)/benefit related to items of other comprehensive income	(204)	45
Other comprehensive income/(loss), net of tax	1,390	(437)

Net income attributable to noncontrolling interest	(85)	(38)

Comprehensive income attributable to National HealthCare Corporation	$33,595	$25,776

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2025	December 31, 2024
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$90,386	$76,121
Restricted cash and cash equivalents, current portion	24,589	19,568
Marketable equity securities	152,785	140,064
Restricted marketable equity securities	21,697	23,190
Restricted marketable debt securities, current portion	6,483	11,529
Accounts receivable	141,741	135,325
Inventories	8,079	9,039
Prepaid expenses and other assets	8,939	9,060
Notes receivable	505	512
Total current assets	455,204	424,408

Property and Equipment:
Property and equipment, at cost	1,287,825	1,281,736
Accumulated depreciation and amortization	(608,377)	(597,447)
Net property and equipment	679,448	684,289

Other Assets:
Restricted cash and cash equivalents, less current portion	1,186	1,233
Restricted marketable debt securities, less current portion	113,684	108,275
Deposits and other assets	8,513	8,837
Operating lease right-of-use assets	70,147	79,167
Goodwill	170,478	170,478
Intangible assets	19,864	19,864
Investments in unconsolidated companies	30,297	27,878
Total other assets	414,169	415,732
Total assets	$1,548,821	$1,524,429

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$21,646	$25,493
Operating lease liabilities, current portion	32,109	31,841
Accrued payroll	96,260	92,719
Amounts due to third party payors	13,897	15,351
Accrued risk reserves, current portion	31,073	31,096
Other current liabilities	27,296	21,377
Dividends payable	9,444	9,420
Long-term debt due within one year	7,500	7,500
Total current liabilities	239,225	234,797

Long-term debt	126,500	129,500
Operating lease liabilities, less current portion	36,812	45,925
Accrued risk reserves, less current portion	77,124	72,520
Refundable entrance fees	6,234	6,063
Deferred income taxes	37,110	35,550
Other noncurrent liabilities	17,834	16,911
Total liabilities	540,839	541,266

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,464,856 and 15,450,003 shares, respectively, issued and outstanding	154	154
Capital in excess of par value	233,113	232,530
Retained earnings	774,954	752,193
Accumulated other comprehensive loss	(3,326)	(4,716)
Total National HealthCare Corporation stockholders’ equity	1,004,895	980,161
Noncontrolling interest	3,087	3,002
Total equity	1,007,982	983,163
Total liabilities and equity	$1,548,821	$1,524,429

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended March 31
	2025	2024
Cash Flows From Operating Activities:
Net income	$32,290	$26,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,978	10,586
Equity in earnings of unconsolidated investments	–	(67)
Unrealized gains on marketable equity securities	(10,982)	(14,399)
Gains on sale of marketable securities	(241)	(344)
Gain on sale of unconsolidated company	–	(1,024)
Deferred income taxes	1,356	2,484
Stock–based compensation	1,027	793
Changes in operating assets and liabilities:
Accounts receivable	(6,416)	(17,119)
Inventories	960	623
Prepaid expenses and other assets	445	3,153
Operating lease obligations	175	55
Trade accounts payable	(3,847)	1,503
Accrued payroll	3,541	(19,954)
Amounts due to third party payors	(1,454)	1,619
Accrued risk reserves	4,581	4,978
Contract liabilities	–	7,667
Other current liabilities	5,919	1,311
Other noncurrent liabilities	923	1,530
Net cash provided by operating activities	39,255	9,646
Cash Flows From Investing Activities:
Purchases of property and equipment	(6,137)	(5,955)
Proceeds from sale of unconsolidated company	–	2,100
Investments in unconsolidated companies	(2,419)	(1,488)
Collections of notes receivable	7	16
Purchases of marketable securities	(11,062)	(8,703)
Proceeds from sale of marketable securities	12,288	11,615
Net cash used in investing activities	(7,323)	(2,415)
Cash Flows From Financing Activities:
Repayments under credit facility	(3,000)	–
Principal payments under finance lease obligations	–	(860)
Dividends paid to common stockholders	(9,420)	(9,051)
Issuance of common stock	1,278	8,412
Repurchase of common shares	(1,722)	(9,900)
Entrance fee deposits (refunds)	171	(668)
Net cash used in financing activities	(12,693)	(12,067)
Net Increase/(Decrease) in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	19,239	(4,836)
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	96,922	125,968
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$116,161	$121,132

Balance Sheet Classifications:
Cash and cash equivalents	$90,386	$93,982
Restricted cash and cash equivalents	25,775	27,150
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$116,161	$121,132

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

For the three months ended March 31, 2025:

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Loss	Interest	Equity
Balance at January 1, 2025	15,450,003	$154	$232,530	$752,193	$(4,716)	$3,002	$983,163
Net income	–	–	–	32,205	–	85	32,290
Other comprehensive income	–	–	–	–	1,390	–	1,390
Stock–based compensation	–	–	1,027	–	–	–	1,027
Shares sold – options exercised	32,262	–	1,278	–	–	–	1,278
Repurchase of common shares	(17,409)	–	(1,722)	–	–	–	(1,722)
Dividends declared to common stockholders ($0.61 per share)	–	–	–	(9,444)	–	–	(9,444)
Balance at March 31, 2025	15,464,856	$154	$233,113	$774,954	$(3,326)	$3,087	$1,007,982

For the three months ended March 31, 2024:

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Loss	Interest	Equity
Balance at January 1, 2024	15,350,661	$153	$227,604	$687,599	$(6,604)	$1,728	$910,480
Net income	–	–	–	26,213	–	38	26,251
Other comprehensive loss	–	–	–	–	(437)	–	(437)
Stock–based compensation	–	–	793	–	–	–	793
Shares sold – options exercised	150,194	1	8,412	–	–	–	8,413
Repurchase of common shares	(101,131)	–	(9,900)	–	–	–	(9,900)
Dividends declared to common stockholders ($0.59 per share)	–	–	–	(9,086)	–	–	(9,086)
Balance at March 31, 2024	15,399,724	$154	$226,909	$704,726	$(7,041)	$1,766	$926,514

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2025

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of March 31, 2025, we operate or manage, through certain affiliates, 80 skilled nursing facilities with a total of 10,329 licensed beds, 26 assisted living facilities with 1,413 units, nine independent living facilities, three behavioral health hospitals, 34 homecare agencies, and 33 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 9 states and are located primarily in the southeastern United States.

Note 2 – Summary of Significant Accounting Policies

The listing below is not intended to be a comprehensive list of all our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles (“GAAP”), with limited need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited December 31, 2024 consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by U.S. GAAP. Our audited December 31, 2024 consolidated financial statements are available at our web site: www.nhccare.com.

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

We assume that users of these interim financial statements have read or have access to the audited December 31, 2024 consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons.

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

The Company determines the transaction price based on established billing rates reduced by explicit price concessions provided to third party payors. Explicit price concessions are based on contractual agreements and historical experience. The Company considers the patient's ability and intent to pay the amount of consideration upon admission. Credit losses are recorded as bad debt expense, which is included as a component of other operating expenses in the interim condensed consolidated statements of operations. Bad debt expense was $2,661,000 and $2,471,000 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, and December 31, 2024, the Company has recorded allowance for doubtful accounts of $10,926,000 and $9,702,000, respectively, as our best estimate of expected losses inherent in the accounts receivable balance.

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

Segment Reporting

In accordance with the provisions of Accounting Standards Codification ("ASC") 280, Segment Reporting, the Company is required to report financial and descriptive information about its reportable operating segments. The Company has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities, assisted and independent living facilities, and behavioral health hospitals, and (2) homecare and hospice services. The Company also reports an "all other" category that includes revenues from rental income, management and accounting services fees, insurance services, and cost of the corporate office. See Note 6 for further disclosure of the Company’s operating segments.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation, which were $6,632,000 and $6,164,000 for the three months ended March 31, 2025 and 2024, respectively.

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

Business Combinations

We account for transactions that represent business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Acquisitions are accounted for as purchases and are included in our consolidated financial statements from their respective acquisition dates. Assets acquired and liabilities assumed, if any, are measured at fair value on the acquisition date using the appropriate valuation method. Goodwill generated from acquisitions is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. In determining the fair value of identifiable assets, we use various valuation techniques. These valuation methods require us to make estimates and assumptions surrounding projected revenues and costs, future growth, and discount rates.

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

We also annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded with a corresponding charge to income. As of March 31, 2025, and December 31, 2024, we have recorded a future service obligation liability in the amount of $1,474,000. This obligation is reflected within other noncurrent liabilities in the interim condensed consolidated balance sheets.

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

Recently Adopted Accounting Guidance

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires companies to disclosed disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. ASU 2023-09 is effective for annual periods beginning with the Company's fiscal year 2025. The Company has adopted the ASU and will include the required disclosures in our annual report.

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

	Three Months Ended March 31
	2025	2024
Net patient revenues:
Inpatient services	$325,478	$252,254
Homecare and hospice services	36,129	33,569
Total net patient revenues	$361,607	$285,823

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

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Three Months Ended March 31
Source	2025	2024
Medicare	31%	34%
Managed Care	11%	10%
Medicaid	31%	28%
Private Pay and Other	27%	28%
Total	100%	100%

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

State Relief Supplemental Funding

The Company received supplemental Medicaid payments from various states. The funding generally incorporates specific use requirements primarily for direct patient care including labor related expenses or various patient care related expenses. We have recorded $1,872,000 and $3,462,000 in net patient revenues for these supplemental Medicaid payments for the three months ended March 31, 2025 and 2024, respectively.

Third Party Payors

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Noncompliance with such laws and regulations can be subject to regulatory actions including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are following all applicable laws and regulations.

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe that any differences between the net revenues recorded, and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $13,897,000 and $15,351,000 as of March 31, 2025 and December 31, 2024, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

	Three Months Ended March 31
	2025	2024
Rental income	$6,450	$5,959
Management and accounting services fees	4,423	4,438
Insurance services	814	872
Other	403	84
Total other revenues	$12,090	$11,353

Rental Income

The Company leases real estate assets consisting of skilled nursing facilities and assisted living facilities to third party operators. Additionally, we sublease four Florida skilled nursing facilities included in our lease from National Health Investors (“NHI”), who is a related party, as noted in Note 7 – Long Term Leases. NHI is a publicly-traded real estate investment trust.  Mr. Robert G. Adams, non-executive Chairman of the NHC Board, also serves on the Board of Directors of NHI.

Management Fees from National Health Corporation

We manage five skilled nursing facilities owned by National Health Corporation (“National”). For the three months ended March 31, 2025 and 2024, we recognized management fees and interest on management fees of $1,408,000 and $1,320,000, respectively, for these centers.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 were $525,000 and $582,000, respectively. Associated losses and expenses including those for self-insurance are included in the interim condensed consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 were $289,000 and $290,000, respectively. Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of operations as "Other operating costs and expenses".

Note 5 – Non–Operating Income

Non–operating income is comprised of the following (in thousands):

	Three Months Ended March 31
	2025	2024
Dividends and net realized gains and losses on sales of securities	$1,954	$2,056
Interest income	2,125	2,538
Equity in earnings of unconsolidated investments	-	67
Gain on sale of unconsolidated company	-	1,024
Total non-operating income	$4,079	$5,685

Gain on sale of unconsolidated company

In January 2024, the Company sold its ownership interest in a homecare agency located in Nashville, Tennessee. The total consideration paid to the company was $2,100,000, which resulted in a gain of $1,024,000.

Note 6 – Business Segments

The Company has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities, assisted and independent living facilities, and behavioral health hospitals; and (2) homecare and hospice services. These reportable operating segments are consistent with information used by the Company’s Chief Executive Officer, as chief operating decision maker (“CODM”), to assess performance and allocate resources. The Company also reports an "all other" category that includes revenues from rental income, management and accounting services fees, insurance services, and costs of the corporate office.

The Company’s CODM evaluates performance including pretax earnings and allocates capital resources to each segment based on an operating model that is designed to improve the quality of patient care and profitability of the Company while enhancing long-term shareholder value. The CODM does not review assets by segment in his resource allocation and therefore, assets by segment are not disclosed below.

The following tables set forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended March 31, 2025
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$325,478	$36,129	$-	$361,607
Other revenues	373	-	11,717	12,090
Net operating revenues	325,851	36,129	11,717	373,697

Costs and expenses:
Salaries, wages, and benefits	192,437	22,404	13,289	228,130
Other operating	81,870	7,258	3,329	92,457
Rent	8,834	608	1,923	11,365
Depreciation and amortization	10,062	130	786	10,978
Total costs and expenses	293,203	30,400	19,327	342,930

Income/(loss) from operations	32,648	5,729	(7,610)	30,767
Non-operating income	-	-	4,079	4,079
Interest expense	(2,106)	-	-	(2,106)
Unrealized gains on marketable equity securities	-	-	10,982	10,982

Income/(loss) before income taxes	$30,542	$5,729	$7,451	$43,722

	Three Months Ended March 31, 2024
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$252,254	$33,569	$-	$285,823
Other revenues	15	-	11,338	11,353
Net operating revenues	252,269	33,569	11,338	297,176

Costs and expenses:
Salaries, wages, and benefits	150,890	21,009	11,239	183,138
Other operating	68,683	5,972	2,774	77,429
Rent	8,112	566	1,670	10,348
Depreciation and amortization	9,630	187	769	10,586
Total costs and expenses	237,315	27,734	16,452	281,501

Income/(loss) from operations	14,954	5,835	(5,114)	15,675
Non-operating income	-	-	5,685	5,685
Interest expense	(46)	-	-	(46)
Unrealized gains on marketable equity securities	-	-	14,399	14,399

Income before income taxes	$14,908	$5,835	$14,970	$35,713

Note 7 – Long-Term Leases

Operating Leases

At March 31, 2025, we lease from NHI the real property of 28 skilled nursing facilities, five assisted living centers and three independent living centers under one lease agreement. As part of the lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator. The lease includes base rent plus a percentage rent. The annual base rent is $32,225,000 in 2025 and $31,975,000 in 2026 with the lease term expiring in 2026. The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Total facility rent expense to NHI was $9,911,000 and $9,472,000 for the three months ended March 31, 2025 and 2024, respectively.

Minimum Lease Payments

The following table summarizes the maturity of our operating lease liabilities as of March 31, 2025 (in thousands):

Operating Leases
2026	$35,718
2027	27,047
2028	2,193
2029	1,748
2030	1,539
Thereafter	11,416
Total minimum lease payments	79,661
Less: amounts representing interest	(10,740)
Present value of future minimum lease payments	68,921
Less: current portion	(32,109)
Noncurrent lease liabilities	$36,812

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

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for share and per share amounts):

	Three Months Ended March 31
	2025	2024
Basic:
Weighted average common shares outstanding	15,438,306	15,350,240
Net income attributable to National HealthCare Corporation	$32,205	$26,213
Earnings per common share, basic	$2.09	$1.71

Diluted:
Weighted average common shares outstanding	15,438,306	15,350,240
Effects of dilutive instruments	137,446	154,856
Weighted average common shares outstanding	15,575,752	15,505,096

Net income attributable to National HealthCare Corporation	$32,205	$26,213
Earnings per common share, diluted	$2.07	$1.69

For the three months ended March 31, 2025 and 2024, 493,249 and 245,726 stock options, respectively, were excluded from the calculation of diluted weighted average shares of common stock outstanding because the inclusion of these securities would have an anti-dilutive impact.

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

Marketable securities consist of the following (in thousands):

	March 31, 2025		December 31, 2024
	Book Value	Fair Value	Book Value	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$152,785	$30,176	$140,064
Restricted investments available for sale:
Marketable equity securities	18,779	21,697	18,534	23,190
Corporate debt securities	58,006	57,223	58,927	57,471
Asset-based securities	15,306	14,263	15,593	14,410
U.S. Treasury securities	46,814	44,952	46,811	44,186
State and municipal securities	3,762	3,729	3,787	3,737
	$172,843	$294,649	$173,828	283,058

Included in the marketable equity securities are the following (in thousands, except share amounts):

	March 31, 2025			December 31, 2024
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$120,439	1,630,642	$24,734	$113,003

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	March 31, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$24,655	$24,424	$25,707	$25,317
1 to 5 years	66,455	64,280	66,117	63,379
6 to 10 years	32,208	31,019	32,648	30,606
Over 10 years	570	444	646	502
	$123,888	$120,167	$125,118	$119,804

Gross unrealized gains related to marketable equity securities are $126,575,000 and $115,259,000 as of March 31, 2025 and December 31, 2024, respectively. Gross unrealized losses related to marketable equity securities are $1,049,000 and $715,000 as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, the Company recognized net unrealized gains of $10,982,000 and $14,399,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations.

Gross unrealized gains related to available for sale marketable debt securities are $494,000 and $135,000 as of March 31, 2025 and December 31, 2024, respectively. Gross unrealized losses related to available for sale marketable debt securities are $4,215,000 and $5,449,000 as of March 31, 2025 and December 31, 2024, respectively.

The Company’s unrealized losses in our available for sale marketable debt securities were determined to be non-credit related. The Company has not recognized any credit related impairments for the three months ended  March 31, 2025 and 2024.

For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.

Proceeds from the sale of available for sale marketable securities during the three months ended March 31, 2025 and 2024 were $12,288,000 and $11,615,000, respectively. Investment gains of $241,000 and $344,000 were realized on these sales during the three months ended March 31, 2025 and 2024, respectively.

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

The following table summarizes fair value measurements by level at March 31, 2025 and December 31, 2024 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
March 31, 2025	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$90,386	$90,386	$–	$–
Restricted cash and cash equivalents	25,775	25,775	–	–
Marketable equity securities	174,482	174,482	–	–
Corporate debt securities	57,223	40,855	16,368	–
Asset–backed securities	14,263	–	14,263	–
U.S. Treasury securities	44,952	44,952	–	–
State and municipal securities	3,729	804	2,925	–
Total financial assets	$410,810	$377,254	$33,556	$–

	Fair Value Measurements Using
December 31, 2024	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$76,121	$76,121	$–	$–
Restricted cash and cash equivalents	20,801	20,801	–	–
Marketable equity securities	163,254	163,254	–	–
Corporate debt securities	57,471	43,656	13,815	–
Asset–backed securities	14,410	–	14,410	–
U.S. Treasury securities	44,186	44,186	–	–
State and municipal securities	3,737	806	2,931	–
Total financial assets	$379,980	$348,824	$31,156	$–

Note 11 – Goodwill and Other Intangible Assets

At March 31, 2025, we evaluated potential triggering events that might be indicators that our goodwill and indefinite lived intangibles were impaired. As a result of the review, there were no impairment indicators regarding the Company’s goodwill that required a quantitative test to be performed. However, our accounting estimates could materially change from period to period due to changing market factors. We will continue to monitor future events, changes in circumstances, and the potential impact thereof. If actual results are not consistent with our assumptions and estimates, we may be exposed to future goodwill impairment losses.

At March 31, 2025, the following table represents the activity related to our goodwill by segment (in thousands):

	Inpatient Services	Homecare and Hospice	All Other	Total
January 1, 2025	$5,924	$164,554	$–	$170,478
Additions	–	–	–	–
March 31, 2025	$5,924	$164,554	$–	$170,478

Indefinite-lived intangible assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Trade names	$15,896	$15,896
Certificates of need	1,756	1,756
Licenses	2,212	2,212
Total	$19,864	$19,864

Note 12 - Stock Repurchase Program

During the three months ended March 31, 2025, the Company repurchased 17,409 shares of its common stock for a total cost of $1,722,000. During the three months ended March 31, 2024, the Company repurchased 101,131 shares of its common stock for a total cost of $9,900,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Note 13 – Stock–Based Compensation

NHC recognizes stock–based compensation expense for all stock options granted over the requisite service period using the fair value at the date of grant using the Black–Scholes pricing model. Stock–based compensation totaled $1,027,000 and $793,000 for the three months ended March 31, 2025 and 2024, respectively. Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of operations.

At March 31, 2025, the Company had $9,077,000 of unrecognized compensation cost related to unvested stock–based compensation awards. This unrecognized compensation cost will be amortized over an approximate three-year period.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the three months ended March 31, 2025 and for the year ended December 31, 2024.

	March 31, 2025	December 31, 2024
Risk–free interest rate	4.17%	4.40%
Expected volatility	26.9%	24.1%
Expected life, in years	2.9	2.9
Expected dividend yield	2.81%	2.63%

The following table summarizes our outstanding stock options for the three months ended March 31, 2025 and for the year ended December 31, 2024.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2024	588,534	$61.30	$–
Options granted	297,783	94.42	–
Options exercised	(219,973)	64.73	–
Options cancelled	(35,102)	79.20	–
Options outstanding at December 31, 2024	631,242	74.73	–
Options granted	269,899	91.03	–
Options exercised	(20,981)	60.93	–
Options cancelled	(3,999)	75.69	–
Options outstanding at March 31, 2025	876,161	$80.08	$11,675,000

Options exercisable at March 31, 2025	342,716	$68.58	$8,396,000

Options Outstanding March 31, 2025	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
337,912	$53.94	-	$71.64	$59.95	2.3
538,249	$90.62	-	$106.48	92.72	4.4
876,161				$80.08	3.6

Note 14 – Income Taxes

The Company's income tax provision as a percentage of our income before income taxes was 26.1% and 26.5% for the three months ended March 31, 2025 and 2024, respectively.

Typically, these percentages vary from the U.S. federal statutory income tax rate of 21% primarily due to state income taxes, excess tax benefits from stock-based compensation, benefits resulting from the lapsing of statute of limitations of items in our tax contingency reserve, and non-deductible expenses. For the three months ended March 31, 2025 and 2024, the accrual of state income tax was the most significant reconciling item.

Our quarterly income tax provision, and our estimate of our annual effective income tax rate, is subject to variation due to several factors, including volatility based on the amount of pre-tax income or loss.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2021 (with certain state exceptions).

Note 15 – Long-Term Debt

Long–term debt consists of the following (dollars in thousands):

	Interest rate at March 31, 2025	Maturity	March 31, 2025	December 31, 2024
Credit facility, interest payable monthly	Variable, 5.9%	2029	$134,000	$137,000
Less current portion			(7,500)	(7,500)
Total long-term debt, less current portion			$126,500	$129,500

On August 1, 2024, the Company entered into a $200,000,000 senior credit facility with a five-year term consisting of a $150,000,000 term facility and a $50,000,000 revolving line of credit (the “Credit Facility”).  The Credit Facility is for general corporate purposes, including working capital and acquisitions.  The loans bear interest at either (i) Term Secured Overnight Financing Rate (“SOFR”) for interest periods of one, three or six months, plus the applicable margin or, at NHC’s option, (ii) the Base Rate plus the applicable margin.  The applicable margin is an interest rate per annum between 1.30% and 1.65% for Term SOFR loans and between .30% and .65% for Base Rate loans, depending upon the Company meeting certain conditions. The revolving line of credit contains a commitment fee equal to 0.25% of the unused borrowing capacity. There are no amounts outstanding on the revolving line of credit at March 31, 2025.

NHC’s obligations under the Credit Facility are unsecured. The Credit Facility contains customary representations and warranties, financial covenants, and other customary affirmative and negative covenants. The Credit Facility also contains customary events of default. As of March 31, 2025, the Company is compliant with all financial covenants.  Based on level 2 inputs, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt based upon the interest rates that the Company believes it can currently obtain for similar debt.

The aggregate maturities of long–term debt for the five years subsequent to March 31, 2025 are as follows (in thousands):

Long–Term Debt
2025	$5,625
2026	7,500
2027	7,500
2028	7,500
2029	105,875
Total	$134,000

Note 16 – Contingencies and Commitments

Accrued Risk Reserves

We have wholly-owned limited purpose insurance companies that insure risks related to workers’ compensation and professional liability insurance claims both for our owned and leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $108,197,000 and $103,616,000 at March 31, 2025 and December 31, 2024, respectively. The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

See the notes to the quarterly financial statements, and “Item 1. Business” in our 2024 Annual Report on Form 10–K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. This may be found on our web site at www.nhccare.com. You should carefully consider these risks before making any investment in the Company. These risks and uncertainties are not the only ones facing us. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward–looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of March 31, 2025, we operate or manage, through certain affiliates, 80 skilled nursing facilities with a total of 10,329 licensed beds, 26 assisted living facilities with 1,413 units, nine independent living facilities, three behavioral health hospitals, 34 homecare agencies, and 33 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 9 states and are located primarily in the southeastern United States.

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

Summary of Goals and Areas of Focus

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for the three months ending March 31, 2025 was 89.3% compared to 88.5% for the same period a year ago.

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

The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of March 31, 2025:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	80
Number of 4 and 5-star rated skilled nursing facilities	47
Percentage of 4 and 5-star rated skilled nursing facilities	59%	35%
Average rating for all skilled nursing facilities, end of period	3.7	2.8

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

On August 1, 2024, the Company purchased White Oak Management, Inc. ("White Oak"). The White Oak portfolio consists of 15 skilled nursing facilities, two assisted living facilities, four independent living facilities, and a long-term care pharmacy. The White Oak operations have 1,928 licensed skilled nursing beds, 48 assisted living units, and 302 independent living units in the states of South Carolina and North Carolina.

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $108,197,000 at March 31, 2025 and are a primary area of management focus. We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

Government Reimbursement Programs

Medicare – Skilled Nursing Facilities

In July 2024, CMS released its final rule outlining fiscal year 2025 Medicare payment rates and policy changes for skilled nursing facilities, which began on October 1, 2024. The fiscal year 2025 rule equates to a net 4.2% increase in Medicare Part A payments to SNFs in fiscal year 2025 compared to 2024 levels. The rule includes a market basket increase of 3.0%, an increase of 1.7% to the market basket forecast error adjustment, and a negative 0.5% productivity adjustment. This final rule also changes CMS’ enforcement policies to impose more equitable and consistent civil monetary penalties ("CMPs") for health and safety violations as part of the agency’s ongoing work to increase the safety and care provided in America’s nursing homes. CMS revised the regulation to expand the type of CMPs that can be imposed to allow for more per instance and per day CMPs to be imposed, as appropriate. The 2025 final rule also updated the SNF Quality Reporting Program ("QRP") to better account for adverse social conditions that negatively impact individuals’ health or healthcare. CMS also finalized its proposal to adopt a data validation process for the SNF QRP beginning the same year.

In April 2025, CMS released its proposed rule outlining fiscal year 2026 Medicare payment rates and policy changes for skilled nursing facilities, which will begin on October 1, 2025. The fiscal year 2026 proposal equates to a net 2.8% increase in Medicare Part A payments to SNFs in fiscal year 2026 compared to 2025 levels. The rule includes a market basket increase of 3.0%, an increase of 0.6% to the market basket forecast error adjustment, and a negative 0.8% productivity adjustment. These figures do not incorporate the SNF Value Based Purchasing (“VBP”) reduction for certain SNFs subject to the net reduction in payments under the SNF VBP; those adjustments are estimated to total $196.5 million in fiscal year 2025.

For the first three months of 2025, our average Medicare per diem rate for skilled nursing facilities increased 5.2% as compared to the same period in 2024.

Medicaid – Skilled Nursing Facilities

Effective July 1, 2024 and for the fiscal year 2025, the state of Tennessee implemented specific individual nursing facility increases. We estimate the resulting increase in revenue for the 2025 fiscal year will be approximately $11,000,000 annually, or $2,750,000 per quarter. Additionally, the state of Tennessee implemented supplemental Medicaid payments for fiscal year 2025 for continued stabilization payments and Medicaid rate rebasing. These supplemental payments will result in an increase in revenue for the 2025 fiscal year of approximately $7,500,000 annually, or $1,875,000 per quarter.

Effective July 1, 2024 and for the fiscal year 2025, the state of Missouri has approved specific individual nursing facility increases. We estimate the resulting increase in revenue for the 2025 fiscal year will be approximately $6,600,000 annually, or $1,650,000 per quarter.

For the first three months of 2025, our average Medicaid per diem increased 6.2% compared to the same period in 2024.

Congress is currently considering major cuts to federal spending on Medicaid. One of the options under consideration is to limit the amount of federal Medicaid funding they receive by levying taxes on providers and thereby increasing their reimbursement rates. Restricting these “provider taxes” would create financing gaps for states which could result in higher state taxes, reductions in Medicaid eligibility, lower provider payment rates, and fewer covered benefits.

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

Medicare – Homecare Programs

In November 2024, CMS released its final rule outlining fiscal year 2025 Medicare payment rates. CMS projects payments to home health agencies in fiscal year 2025 will increase by 0.5% or $85 million, relative to the prior year. This increase reflects a 2.7% home health payment update, reduced by a 1.8% decrease that reflects the permanent behavior adjustment and an estimated 0.4% decrease that reflects the updated fixed-dollar loss ratio for outlier payments. As required by the Bipartisan Budget Act of 2018, this rule proposes a permanent prospective adjustment to the CY2025 home health payment rate to account for the impact of implementing the Patient-Driven Groupings Model (“PDGM”). This adjustment accounts for differences between assumed behavior changes and actual behavior changes on estimated aggregate expenditures due to the CY2020 implementation of PDGM and the change to a 30-day unit of payment.

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

In April 2025, CMS released its proposed rule outlining fiscal year 2026 Medicare payment rates. CMS issued a rate increase of 2.4%, or $695 million, effective October 1, 2025. This increase is the result of a 3.2% market basket increase reduced by a 0.8% productivity adjustment. The FY2026 hospice payment update also includes an update to the statutory aggregate cap amount, which limits the overall payments per patient that are made annually. The proposed cap amount for FY2026 is $35,293.

Segment Reporting

The Company has two reportable operating segments: (1) inpatient services, which includes the operation of skilled nursing facilities, assisted and independent living facilities, and behavioral health hospitals; and (2) homecare and hospice services. These reportable operating segments are consistent with information used by the Company’s Chief Executive Officer, as chief operating decision maker (“CODM”), to assess performance and allocate resources. The Company also reports an "all other" category that includes revenues from rental income, management and accounting services fees, insurance services, and costs of the corporate office.

The Company’s CODM evaluates performance including pretax earnings and allocates capital resources to each segment based on an operating model that is designed to improve the quality of patient care and profitability of the Company while enhancing long-term shareholder value. The CODM does not review assets by segment in his resource allocation and therefore, assets by segment are not disclosed below.

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended March 31, 2025
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$325,478	$36,129	$-	$361,607
Other revenues	373	-	11,717	12,090
Net operating revenues	325,851	36,129	11,717	373,697

Costs and expenses:
Salaries, wages, and benefits	192,437	22,404	13,289	228,130
Other operating	81,870	7,258	3,329	92,457
Rent	8,834	608	1,923	11,365
Depreciation and amortization	10,062	130	786	10,978
Total costs and expenses	293,203	30,400	19,327	342,930

Income/(loss) from operations	32,648	5,729	(7,610)	30,767
Non-operating income	-	-	4,079	4,079
Interest expense	(2,106)	-	-	(2,106)
Unrealized gains on marketable equity securities	-	-	10,982	10,982

Income/(loss) before income taxes	$30,542	$5,729	$7,451	$43,722

	Three Months Ended March 31, 2024
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$252,254	$33,569	$-	$285,823
Other revenues	15	-	11,338	11,353
Net operating revenues	252,269	33,569	11,338	297,176

Costs and expenses:
Salaries, wages, and benefits	150,890	21,009	11,239	183,138
Other operating	68,683	5,972	2,774	77,429
Rent	8,112	566	1,670	10,348
Depreciation and amortization	9,630	187	769	10,586
Total costs and expenses	237,315	27,734	16,452	281,501

Income/(loss) from operations	14,954	5,835	(5,114)	15,675
Non-operating income	-	-	5,685	5,685
Interest expense	(46)	-	-	(46)
Unrealized gains on marketable equity securities	-	-	14,399	14,399

Income before income taxes	$14,908	$5,835	$14,970	$35,713

Results of Operations

The following table and discussion set forth items from the interim condensed consolidated statements of operations as a percentage of net operating revenues for the three months ended March 31, 2025 and 2024.

Percentage of Net Operating Revenues

	Three Months Ended March 31
	2025	2024
Net operating revenues	100.0%	100.0%
Costs and expenses:
Salaries, wages, and benefits	61.0	61.6
Other operating	24.7	26.0
Facility rent	3.1	3.5
Depreciation and amortization	3.0	3.5
Total costs and expenses	91.8	94.6
Income from operations	8.2	5.4
Non–operating income	1.1	1.9
Interest expense	(0.6)	(0.1)
Unrealized gains on marketable equity securities	3.0	4.8
Income before income taxes	11.7	12.0
Income tax provision	(3.1)	(3.2)
Net income	8.6	8.8
Net income attributable to noncontrolling interest	(0.0)	(0.0)
Net income attributable to stockholders of NHC	8.6%	8.8%

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Results for the quarter ended March 31, 2025 compared to the first quarter of 2024 include a 25.7% increase in net operating revenues. The net operating revenues increase was due to an 8.5% increase in same-facility net operating revenues, as well as the August 1, 2024 acquisition of White Oak.

For the quarter ended March 31, 2025, GAAP net income attributable to NHC was $32,205,000 compared to net income of $26,213,000 for the same period in 2024. Excluding the unrealized gains in our marketable equity securities portfolio and other non-GAAP adjustments, adjusted net income for the quarter ended March 31, 2025 was $24,838,000 compared to $15,386,000 for the same period in 2024, an increase of 61.4%.  The increase in non-GAAP earnings for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to the continued increase in skilled nursing census, skilled nursing per diem increases from some of our government payors, the continued reduction of agency staffing expense, and the White Oak operations being accretive to earnings.

Net operating revenues

Net patient revenues increased $75,784,000, or 26.5%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the quarter averaged 89.3%, compared to an average of 88.5% for the same quarter a year ago. Overall, the composite skilled nursing facility per diem increased 4.9% compared to the same quarter a year ago. Our Medicare per diem rates increased 5.2% and managed care per diem rates increased 4.6% compared to the same quarter a year ago. Medicaid and private pay per diem rates increased 6.2% and 9.5%, respectively, compared to the same quarter a year ago. For the three months ended March 31, 2025 and 2024, respectively, $1,872,000 and $3,462,000 have been included in our net patient revenues for supplemental Medicaid payments.

The White Oak operations attributed to an increase of $56,726,000 in net patient revenues for the quarter ended March 31, 2025 compared to the same period in 2024. On March 1, 2024, the Company exited a lease and transferred the operations of two skilled nursing facilities and one memory care facility located in Missouri.  The exiting of these operations resulted in net patient revenues decreasing $5,579,000 for the quarter ended March 31, 2025 compared to the first quarter of 2024.

Other revenues increased $737,000, or 6.5%, compared to the same quarter last year, as further detailed in Note 4 to our interim condensed consolidated financial statements.

Total costs and expenses

Total costs and expenses for the three months ended March 31, 2025 compared to the same period of 2024 increased $61,429,000, or 21.8% to $342,930,000 from $281,501,000.

Salaries, wages, and benefits increased $44,992,000, or 24.6%, to $228,130,000 from $183,138,000. Salaries, wages, and benefits as a percentage of net operating revenues was 61.0% compared to 61.6% for the three months ended March 31, 2025 and 2024, respectively. Although we continue to face workforce and labor shortages within all of our operations, we are working diligently to find solutions to reduce and eliminate agency nurse staffing expense within our healthcare operations.  For the first quarter of 2025, our agency nurse staffing expense was $1,487,000 compared to $5,286,000 for the first quarter of 2024.

The White Oak operations attributed to an increase of $37,018,000 in salaries, wages, and benefits for the three months ended March 31, 2025 compared to the same period in the prior year.  On March 1, 2024, the Company exited a lease and transferred the operations of two skilled nursing facilities and one memory care facility located in Missouri.  The exiting of these operations resulted in salaries, wages and benefits decreasing $4,009,000 for the quarter ended March 31, 2025 compared to the first quarter of 2024.

Other operating expenses increased $15,028,000, or 19.4%, to $92,457,000 for the 2025 period compared to $77,429,000 for the 2024 period. Other operating expenses as a percentage of net operating revenues was 24.7% and 26.1% for the three months ended March 31, 2025 and 2024, respectively. The White Oak operations attributed to an increase of $12,769,000 in other operating expenses for the three months ended March 31, 2025 as compared to the same period in the prior year. The three exited Missouri operations during the first quarter of 2024 resulted in other operating expenses decreasing $2,281,000 for the quarter ended March 31, 2025 compared to the same period last year.

Other income

Non–operating income decreased by $1,606,000 compared to the same period last year, as further detailed in Note 5 to our interim condensed consolidated financial statements. In January 2024, the Company sold its ownership interest in a homecare agency located in Nashville, Tennessee. The total consideration paid to the company was $2,100,000, which resulted in a gain of $1,024,000.

Income taxes

The income tax provision for the three months ended March 31, 2025 is $11,432,000 (an effective income tax rate of 26.1%).

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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes the unrealized gains or losses on our marketable equity securities, gains on sale of unconsolidated companies, and share-based compensation expense is helpful in allowing investors to assess the Company’s operations more accurately.

The tables below provide reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Three Months Ended March 31
	2025	2024

Net income attributable to National Healthcare Corporation	$32,205	$26,213
Non-GAAP adjustments
Unrealized gains on marketable equity securities	(10,982)	(14,399)
Gain on sale of unconsolidated company	-	(1,025)
Share-based compensation expense	1,027	793
Income tax expense on non-GAAP adjustments	2,588	3,804
Non-GAAP Net income	$24,838	$15,386

GAAP diluted earnings per share	$2.07	$1.69
Non-GAAP adjustments
Unrealized gains on marketable equity securities	(0.71)	(0.93)
Gain on sale of unconsolidated company	-	(0.07)
Share-based compensation expense	0.06	0.05
Income tax expense on non-GAAP adjustments	0.17	0.25
Non-GAAP diluted earnings per share	$1.59	$0.99

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Three Months Ended March 31		Three Month Change
	2025	2024	$	%
Cash, cash equivalents, restricted cash, and restricted cash equivalents, at beginning of period	$96,922	$125,968	$(29,046)	(23.1)%

Cash provided by operating activities	39,255	9,646	29,609	307.0

Cash used in investing activities	(7,323)	(2,415)	(4,908)	(203.2)

Cash used in financing activities	(12,693)	(12,067)	(626)	(5.2)

Cash, cash equivalents, restricted cash, and restricted cash equivalents, at end of period	$116,161	$121,132	$(4,971)	(4.1)%

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2025 was $39,255,000 as compared to $9,646,000 in the same period last year. Cash provided by operating activities consisted of net income of $32,290,000 and adjustments for non–cash items of $2,379,000. There was cash provided by working capital in the amount of $4,827,000 for the three months ended March 31, 2025 compared to cash used for working capital needs in the amount of $14,634,000 for the same period a year ago.

Included in the adjustments for non-cash items are depreciation expense, equity in earnings of unconsolidated investments, unrealized gains on our marketable equity securities, gain on sale of an unconsolidated company, deferred taxes, and stock compensation.

Investing Activities

Net cash used in investing activities totaled $7,323,000 for the three months ended March 31, 2025, compared to $2,415,000 for the three months ended March 31, 2024. Cash used for property and equipment additions was $6,137,000 and $5,955,000 for the three months ended March 31, 2025, and 2024, respectively. Proceeds from the sale of marketable securities, net of purchases, resulted in cash provided by investing activities of $1,226,000 and $2,912,000 for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, we contributed capital of $2,419,000 to a joint venture, multi-family development that is under construction in Franklin, Tennessee. In January 2024, the Company sold its ownership interest in a homecare agency resulting in proceeds from the sale of $2,100,000.

Financing Activities

Net cash used in financing activities totaled $12,693,000 for the three months ended March 31, 2025 compared to $12,067,000 for the three months ended March 31, 2024. During the first quarter of 2025, cash of $3,000,000 was used to pay down the outstanding principal balance of the long-term debt. Cash used for dividend payments to common stockholders totaled $9,420,000 in the current year period compared to $9,051,000 for the same period a year ago. Proceeds from the issuance of common stock totaled $1,278,000 and $8,412,000 for the three months ended March 31, 2025 and 2024, respectively. We repurchased common shares outstanding in the amount of $1,722,000 and $9,900,000 for the three months ended March 31, 2025 and 2024, respectively.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, we have current cash on hand of $90,386,000 and unrestricted marketable equity securities of $152,785,000. We also have unencumbered real estate and the borrowing capacity on our $50 million available line of credit. We believe these various resources are adequate to meet our contractual obligations and growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $90,386,000, our unrestricted marketable equity securities of $152,785,000, and our borrowing capacity on the $50 million available line of credit. We also have substantial value in our unencumbered real estate assets, which could potentially be used as collateral in future borrowing opportunities.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At March 31, 2025, we have available for sale marketable debt securities in the amount of $120,167,000. The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

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

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At March 31, 2025, the fair value of our marketable equity securities is approximately $174,482,000. Of the $174.5 million equity securities portfolio, our investment in NHI comprises approximately $120.4 million, or 69.0%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $17.4 million. At March 31, 2025, our equity securities had net unrealized gains of $125.5 million. Of the $125.5 million of net unrealized gains, $95.7 million is related to our investment in NHI.

Item 4.	Controls and Procedures.

As of March 31, 2025, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

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

During the three months ended March 31, 2025, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: May 8, 2025	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer

Date: May 8, 2025	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Chief Financial
Officer