Form 10-Q
period 2025-06-30
NATIONAL HEALTHCARE CORP
filed 2025-08-07
CIK 1047335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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

15,500,911 shares of common stock of the registrant were outstanding as of August 4, 2025.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024

Revenues:
Net patient revenues	$363,349	$279,918	$724,956	$565,741
Other revenues	11,561	11,295	23,651	22,648
Government stimulus income	-	9,445	-	9,445
Net operating revenues and grant income	374,910	300,658	748,607	597,834

Cost and expenses:
Salaries, wages, and benefits	226,534	180,076	454,664	363,214
Other operating	91,943	78,154	184,400	155,583
Facility rent	11,328	10,570	22,693	20,918
Depreciation and amortization	11,015	9,338	21,993	19,924
Total costs and expenses	340,820	278,138	683,750	559,639

Income from operations	34,090	22,520	64,857	38,195

Other income (expense):
Non–operating income	5,132	4,956	9,211	10,641
Interest expense	(1,993)	-	(4,099)	(46)
Unrealized gains/(losses) on marketable equity securities	(5,061)	9,124	5,921	23,523

Income before income taxes	32,168	36,600	75,890	72,313
Income tax provision	(8,055)	(9,494)	(19,487)	(18,956)
Net income	24,113	27,106	56,403	53,357
Net income attributable to noncontrolling interest	(391)	(262)	(476)	(300)

Net income attributable to National HealthCare Corporation	$23,722	$26,844	$55,927	$53,057

Earnings per share attributable to National HealthCare Corporation stockholders:
Basic	$1.53	$1.74	$3.62	$3.45
Diluted	$1.52	$1.73	$3.59	$3.42

Weighted average common shares outstanding:
Basic	15,462,135	15,391,535	15,450,286	15,371,150
Diluted	15,599,638	15,555,612	15,587,783	15,530,624

Dividends declared per common share	$0.64	$0.61	$1.25	$1.20

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024

Net income	$24,113	$27,106	$56,403	$53,357

Other comprehensive income:
Unrealized gains/(losses) on investments in marketable debt securities	1,081	30	2,675	(442)
Reclassification adjustment for realized losses on sales of marketable debt securities	652	1,398	652	1,388
Income tax expense related to items of other comprehensive income	(291)	(296)	(495)	(251)
Other comprehensive income, net of tax	1,442	1,132	2,832	695

Net income attributable to noncontrolling interest	(391)	(262)	(476)	(300)

Comprehensive income attributable to National HealthCare Corporation	$25,164	$27,976	$58,759	$53,752

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2025	December 31, 2024
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$110,992	$76,121
Restricted cash and cash equivalents, current portion	18,155	19,568
Marketable equity securities	146,636	140,064
Restricted marketable equity securities	16,269	23,190
Restricted marketable debt securities, current portion	13,854	11,529
Accounts receivable	142,061	135,325
Inventories	7,892	9,039
Prepaid expenses and other assets	7,368	9,572
Total current assets	463,227	424,408

Property and Equipment:
Property and equipment, at cost	1,295,976	1,281,736
Accumulated depreciation and amortization	(619,357)	(597,447)
Net property and equipment	676,619	684,289

Other Assets:
Restricted cash and cash equivalents, less current portion	1,215	1,233
Restricted marketable debt securities, less current portion	119,847	108,275
Deposits and other assets	10,599	8,837
Operating lease right-of-use assets	63,663	79,167
Goodwill	170,478	170,478
Intangible assets	19,864	19,864
Investments in unconsolidated companies	36,708	27,878
Total other assets	422,374	415,732
Total assets	$1,562,220	$1,524,429

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$21,279	$25,493
Operating lease liabilities, current portion	32,729	31,841
Accrued payroll	111,644	92,719
Amounts due to third party payors	15,160	15,351
Accrued risk reserves, current portion	32,008	31,096
Other current liabilities	38,506	21,377
Dividends payable	9,919	9,420
Long-term debt, current portion	7,500	7,500
Total current liabilities	268,745	234,797

Long-term debt	102,500	129,500
Operating lease liabilities, less current portion	29,884	45,925
Accrued risk reserves, less current portion	76,974	72,520
Refundable entrance fees	6,107	6,063
Deferred income taxes	34,639	35,550
Other noncurrent liabilities	17,988	16,911
Total liabilities	536,837	541,266

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,499,173 and 15,450,003 shares, respectively, issued and outstanding	154	154
Capital in excess of par value	234,868	232,530
Retained earnings	788,767	752,193
Accumulated other comprehensive loss	(1,884)	(4,716)
Total National HealthCare Corporation stockholders’ equity	1,021,905	980,161
Noncontrolling interest	3,478	3,002
Total equity	1,025,383	983,163
Total liabilities and equity	$1,562,220	$1,524,429

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended June 30
	2025	2024
Cash Flows From Operating Activities:
Net income	$56,403	$53,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,993	19,924
Equity in earnings of unconsolidated investments	(616)	(651)
Distributions from unconsolidated investments	616	512
Unrealized gains on marketable equity securities	(5,921)	(23,523)
Realized gains on sale of marketable securities	(480)	(350)
Gain on sale of unconsolidated company	-	(1,024)
Gain on sale of property and equipment	(3,606)	-
Deferred income taxes	(1,406)	6,041
Stock–based compensation	2,260	1,969
Changes in operating assets and liabilities:
Accounts receivable	(6,736)	(842)
Inventories	1,147	754
Prepaid expenses and other assets	(23)	4,489
Operating lease obligations	351	120
Trade accounts payable	(4,214)	2,588
Accrued payroll	18,925	(1,873)
Amounts due to third party payors	(191)	(151)
Accrued risk reserves	5,366	5,995
Other current liabilities	17,129	1,300
Other noncurrent liabilities	1,077	(8,328)
Net cash provided by operating activities	102,074	60,307
Cash Flows From Investing Activities:
Purchases of property and equipment	(16,341)	(13,788)
Proceeds from the sale of unconsolidated company	-	2,100
Collections of (investments in) notes receivable	465	(210)
Investments in unconsolidated companies	(3,205)	(4,856)
Purchases of marketable securities	(47,276)	(18,898)
Proceeds from sale of marketable securities	43,455	34,662
Net cash used in investing activities	(22,902)	(990)
Cash Flows From Financing Activities:
Repayments under credit facility	(27,000)	-
Principal payments under finance lease obligations	-	(860)
Dividends paid to common stockholders	(18,854)	(18,137)
Issuance of common shares	6,462	11,239
Repurchase of common shares	(6,384)	(11,402)
Entrance fee deposits (refunds)	44	(520)
Net cash used in financing activities	(45,732)	(19,680)
Net Increase in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	33,440	39,637
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	96,922	125,968
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$130,362	$165,605

Balance Sheet Classifications:
Cash and cash equivalents	$110,992	$136,214
Restricted cash and cash equivalents	19,370	29,391
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$130,362	$165,605

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

For the six months ended June 30, 2025:

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2025	15,450,003	$154	$232,530	$752,193	$(4,716)	$3,002	$983,163
Net income	–	–	–	32,205	–	85	32,290
Other comprehensive income	–	–	–	–	1,390	–	1,390
Stock–based compensation	–	–	1,027	–	–	–	1,027
Shares sold – options exercised	32,262	–	1,278	–	–	–	1,278
Repurchase of common shares	(17,409)	–	(1,722)	–	–	–	(1,722)
Dividends declared to common stockholders ($0.61 per share)	–	–	–	(9,444)	–	–	(9,444)
Balance at March 31, 2025	15,464,856	$154	$233,113	$774,954	$(3,326)	$3,087	$1,007,982
Net income	–	–	–	23,722	–	391	24,113
Other comprehensive income	–	–	–	–	1,442	–	1,442
Stock–based compensation	–	–	1,233	–	–	–	1,233
Shares sold – options exercised	77,689	–	5,184	–	–	–	5,184
Repurchase of common shares	(43,372)	–	(4,662)	–	–	–	(4,662)
Dividends declared to common stockholders ($0.64 per share)	–	–	–	(9,909)	–	–	(9,909)
Balance at June 30, 2025	15,499,173	$154	$234,868	$788,767	$(1,884)	$3,478	$1,025,383

For the six months ended June 30, 2024:

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Loss	Interest	Equity
Balance at January 1, 2024	15,350,661	$153	$227,604	$687,599	$(6,604)	$1,728	$910,480
Net income	–	–	–	26,213	–	38	26,251
Other comprehensive loss	–	–	–	–	(437)	–	(437)
Stock–based compensation	–	–	793	–	–	–	793
Shares sold – options exercised	150,194	1	8,412	–	–	–	8,413
Repurchase of common shares	(101,131)	–	(9,900)	–	–	–	(9,900)
Dividends declared to common stockholders ($0.59 per share)	–	–	–	(9,086)	–	–	(9,086)
Balance at March 31, 2024	15,399,724	$154	$226,909	$704,726	$(7,041)	$1,766	$926,514
Net income	–	–	–	26,844	–	262	27,106
Other comprehensive income	–	–	–	–	1,132	–	1,132
Stock–based compensation	–	–	1,176	–	–	–	1,176
Shares sold – options exercised	38,849	–	2,827	–	–	–	2,827
Repurchase of common shares	(15,636)	–	(1,502)	–	–	–	(1,502)
Dividends declared to common stockholders ($0.61 per share)	–	–	–	(9,408)	–	–	(9,408)
Balance at June 30, 2024	15,422,937	$154	$229,410	$722,162	$(5,909)	$2,028	$947,845

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2025

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of June 30, 2025, we operate or manage, through certain affiliates, 80 skilled nursing facilities with a total of 10,329 licensed beds, 26 assisted living facilities with 1,413 units, nine independent living facilities, three behavioral health hospitals, 34 homecare agencies, and 33 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 9 states and are located primarily in the southeastern United States.

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

The Company determines the transaction price based on established billing rates reduced by explicit price concessions provided to third party payors. Explicit price concessions are based on contractual agreements and historical experience. The Company considers the patient's ability and intent to pay the amount of consideration upon admission. Credit losses are recorded as bad debt expense, which is included as a component of other operating expenses in the interim condensed consolidated statements of operations. Bad debt expense was $3,377,000 and $6,038,000 for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2024, bad debt expense was $2,053,000 and $4,524,000, respectively. As of June 30, 2025 and December 31, 2024, the Company has recorded allowance for doubtful accounts of $12,452,000 and $9,702,000, respectively, as our best estimate of expected losses inherent in the accounts receivable balance.

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

For the six months ended June 30, 2024, all conditions related to the Employee Retention Credit ("ERC") were met and the credit was recognized as government stimulus income. The ERC was established by the CARES Act and intended to help businesses retain their workforce and avoid layoffs during the pandemic. The ERC provided a per employee credit to eligible businesses based on a percentage of qualified wages and health insurance benefits paid to employees. The qualified wages and health insurance benefits paid by the Company were related to the second, third and fourth quarters of 2020.

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

In 2025, we contributed land to a newly-formed limited liability company resulting in an equity interest in the new entity. The fair value of the land contributed to the new entity was $5,625,000. The related cost basis of the contributed land was $2,019,000, which resulted in a gain of $3,606,000.  The gain has been included in the interim condensed consolidated statements of operations as "other operating expenses."

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation and incentive compensation, which were $7,027,000 and $13,659,000 for the three and six months ended June 30, 2025, respectively. General and administrative costs were $7,226,000 and $13,390,000 for the three and six months ended June 30, 2024, respectively.

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

Investments in Unconsolidated Companies

We use the equity method to account for our investments in joint ventures in which we have the ability to exercise significant influence. Original investments in these entities are recorded at cost and subsequently adjusted by our share of equity in income or losses. As of June 30, 2025, the majority of our investments in unconsolidated companies relates to a multi-family development that is under construction in Franklin, Tennessee, in which we own a 55% non-controlling interest.

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

We also annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded with a corresponding charge to income. As of June 30, 2025 and December 31, 2024, we have recorded a future service obligation liability in the amount of $1,474,000. This obligation is reflected within other noncurrent liabilities in the interim condensed consolidated balance sheets.

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

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Net patient revenues:
Inpatient services	$325,012	$245,385	$650,490	$497,638
Homecare and hospice	38,337	34,533	74,466	68,103
Total net patient revenues	$363,349	$279,918	$724,956	$565,741

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

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
Source	2025	2024	2025	2024
Medicare	31%	33%	31%	33%
Managed Care	12%	10%	12%	10%
Medicaid	30%	29%	30%	29%
Private Pay and Other	27%	28%	27%	28%
Total	100%	100%	100%	100%

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

State Relief Supplemental Funding

The Company received supplemental Medicaid payments from various states. The funding generally incorporates specific use requirements primarily for direct patient care including labor related expenses or various patient care related expenses.  We have recorded $1,812,000 and $2,585,000 in net patient revenues for these supplemental Medicaid payments for the three months ended June 30, 2025 and 2024, respectively. We have recorded $3,684,000 and $6,047,000 in net patient revenues for these supplemental Medicaid payments for the six months ended June 30, 2025 and 2024, respectively.

Third Party Payors

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Noncompliance with such laws and regulations can be subject to regulatory actions including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are following all applicable laws and regulations.

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe that any differences between the net revenues recorded, and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $15,160,000 and $15,351,000 as of June 30, 2025 and December 31, 2024, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Rental income	$6,172	$6,028	$12,623	$11,987
Management and accounting services fees	4,085	4,081	8,508	8,518
Insurance services	831	816	1,645	1,688
Other	473	370	875	455
Total other revenues	$11,561	$11,295	$23,651	$22,648

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

Management Fees from National Health Corporation

We manage five skilled nursing facilities owned by National Health Corporation (“National”). We recognized management fees and interest on management fees from these facilities of $1,376,000 and $1,346,000 for the three months ended June 30, 2025 and 2024, respectively. We recognized management fees and interest on management fees of $2,784,000 and $2,666,000 from these facilities for the six months ended June 30, 2025 and 2024, respectively.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended June 30, 2025 and 2024 were $541,000 and $527,000, respectively. The premium revenues reflected in the interim condensed consolidated statements of operations for the six months ended June 30, 2025 and 2024 were $1,066,000 and $1,109,000, respectively. Associated losses and expenses including those for self-insurance are included in the interim condensed consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended June 30, 2025 and 2024 were $289,000 and $289,000, respectively. The premium revenues reflected in the interim condensed consolidated statements of operations for the six months ended June 30, 2025 and 2024 were $579,000 and $579,000, respectively. Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of operations as "Other operating costs and expenses".

Note 5 – Non–Operating Income

Non–operating income is comprised of the following (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Dividends and net realized gains and losses on sales of securities	$1,928	$1,724	$3,882	$3,780
Interest income	2,588	2,648	4,713	5,186
Equity in earnings of unconsolidated investments	616	584	616	651
Gain on sale of unconsolidated company	-	-	-	1,024
Total non-operating income	$5,132	$4,956	$9,211	$10,641

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended June 30, 2025
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$325,012	$38,337	$-	$363,349
Other revenues	430	-	11,131	11,561
Net operating revenues	325,442	38,337	11,131	374,910

Costs and expenses:
Salaries, wages, and benefits	190,641	23,183	12,710	226,534
Other operating	83,450	7,046	1,447	91,943
Rent	8,828	581	1,919	11,328
Depreciation and amortization	10,099	131	785	11,015
Total costs and expenses	293,018	30,941	16,861	340,820

Income/(loss) from operations	32,424	7,396	(5,730)	34,090
Non-operating income	-	-	5,132	5,132
Interest expense	(1,993)	-	-	(1,993)
Unrealized losses on marketable equity securities	-	-	(5,061)	(5,061)

Income/(loss) before income taxes	$30,431	$7,396	$(5,659)	$32,168

	Three Months Ended June 30, 2024
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$245,385	$34,533	$-	$279,918
Other revenues	324	-	10,971	11,295
Government stimulus income	-	-	9,445	9,445
Net operating revenues and grant income	245,709	34,533	20,416	300,658

Costs and expenses:
Salaries, wages, and benefits	148,059	21,296	10,721	180,076
Other operating	66,813	6,394	4,947	78,154
Rent	8,262	567	1,741	10,570
Depreciation and amortization	8,383	186	769	9,338
Total costs and expenses	231,517	28,443	18,178	278,138

Income from operations	14,192	6,090	2,238	22,520
Non-operating income	-	-	4,956	4,956
Interest expense		-	-	-
Unrealized gains on marketable equity securities	-	-	9,124	9,124

Income before income taxes	$14,192	$6,090	$16,318	$36,600

	Six Months Ended June 30, 2025
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$650,490	$74,466	$-	$724,956
Other revenues	803	-	22,848	23,651
Net operating revenues and grant income	651,293	74,466	22,848	748,607

Costs and expenses:
Salaries, wages, and benefits	383,078	45,587	25,999	454,664
Other operating	165,319	14,304	4,777	184,400
Rent	17,662	1,189	3,842	22,693
Depreciation and amortization	20,161	261	1,571	21,993
Total costs and expenses	586,220	61,341	36,189	683,750

Income/(loss) from operations	65,073	13,125	(13,341)	64,857
Non-operating income	-	-	9,211	9,211
Interest expense	(4,099)	-	-	(4,099)
Unrealized gains on marketable equity securities	-	-	5,921	5,921

Income before income taxes	$60,974	$13,125	$1,791	$75,890

	Six Months Ended June 30, 2024
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$497,638	$68,103	$-	$565,741
Other revenues	339	-	22,309	22,648
Government stimulus income	-	-	9,445	9,445
Net operating revenues and grant income	497,977	68,103	31,754	597,834

Costs and expenses:
Salaries, wages, and benefits	298,949	42,305	21,960	363,214
Other operating	135,496	12,367	7,720	155,583
Rent	16,374	1,133	3,411	20,918
Depreciation and amortization	18,013	374	1,537	19,924
Total costs and expenses	468,832	56,179	34,628	559,639

Income/(loss) from operations	29,145	11,924	(2,874)	38,195
Non-operating income	-	-	10,641	10,641
Interest expense	(46)	-	-	(46)
Unrealized gains on marketable equity securities	-	-	23,523	23,523

Income before income taxes	$29,099	$11,924	$31,290	$72,313

Note 7 – Long-Term Leases

Operating Leases

At June 30, 2025, we lease from NHI the real property of 28 skilled nursing facilities, five assisted living centers and three independent living centers under one lease agreement. As part of the lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator. The lease includes base rent plus a percentage rent. The annual base rent is $32,225,000 in 2025 and $31,975,000 in 2026 with the lease term expiring in December 2026. The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Total facility rent expense to NHI was $9,903,000 and $9,814,000 for the three months ended June 30, 2025 and 2024, respectively. Total facility rent expense to NHI was $19,814,000 and $19,286,000 for the six months ended June 30, 2025 and 2024, respectively.

Minimum Lease Payments

The following table summarizes the maturity of our operating lease liabilities as of June 30, 2025 (in thousands):

Operating Leases
2026	$35,736
2027	19,031
2028	2,155
2029	1,777
2030	1,575
Thereafter	11,061
Total minimum lease payments	71,335
Less: amounts representing interest	(8,722)
Present value of future minimum lease payments	62,613
Less: current portion	(32,729)
Noncurrent lease liabilities	$29,884

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

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for share and per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Basic:
Weighted average common shares outstanding	15,462,135	15,391,535	15,450,286	15,371,150
Net income attributable to National HealthCare Corporation	$23,722	$26,844	$55,927	$53,057
Earnings per common share, basic	$1.53	$1.74	$3.62	$3.45

Diluted:
Weighted average common shares outstanding	15,462,135	15,391,535	15,450,286	15,371,150
Effects of dilutive instruments	137,503	164,077	137,497	159,474
Weighted average common shares outstanding	15,599,638	15,555,612	15,587,783	15,530,624

Net income attributable to National HealthCare Corporation	$23,722	$26,844	$55,927	$53,057
Earnings per common share, diluted	$1.52	$1.73	$3.59	$3.42

For the three and six months ended June 30, 2025, 269,351 stock options were excluded from the calculation of diluted weighted average shares of common stock outstanding because the inclusion of these securities would have an anti-dilutive impact. For the three and six months ended June 30 2024, 233,486 of stock options have been excluded from the calculation of diluted weighted average shares of common stock outstanding because the inclusion of these securities would have an anti-dilutive effect.

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

Marketable securities consist of the following (in thousands):

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$146,636	$30,176	$140,064
Restricted investments available for sale:
Marketable equity securities	12,263	16,269	18,534	23,190
Corporate debt securities	60,995	60,888	58,927	57,471
Asset-based securities	14,327	13,381	15,593	14,410
U.S. Treasury securities	56,631	55,718	46,811	44,186
State and municipal securities	3,736	3,714	3,787	3,737
	$178,128	$296,606	$173,828	283,058

Included in the marketable equity securities are the following (in thousands, except share amounts):

	June 30, 2025			December 31, 2024
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$114,341	1,630,642	$24,734	$113,003

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	June 30, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$31,840	$31,665	$25,707	$25,317
1 to 5 years	63,525	62,311	66,117	63,379
6 to 10 years	39,769	39,280	32,648	30,606
Over 10 years	555	445	646	502
	$135,689	$133,701	$125,118	$119,804

Gross unrealized gains related to marketable equity securities are $120,859,000 and $115,259,000 as of June 30, 2025 and December 31, 2024, respectively. Gross unrealized losses related to marketable equity securities are $393,000 and $715,000 as of June 30, 2025 and December 31, 2024, respectively. For the three months ended June 30, 2025 and 2024, the Company recognized net unrealized losses of $5,061,000 and net unrealized gains of $9,124,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations. For the six months ended June 30, 2025 and 2024, the Company recognized net unrealized gains of $5,921,000 and $23,523,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations.

Gross unrealized gains related to available for sale marketable debt securities are $1,044,000 and $135,000 as of June 30, 2025 and December 31, 2024, respectively. Gross unrealized losses related to available for sale marketable debt securities are $3,032,000 and $5,449,000 as of June 30, 2025 and December 31, 2024, respectively.

The Company’s unrealized losses in our available for sale marketable debt securities were determined to be non-credit related. The Company has not recognized any credit related impairments for the six months ended  June 30, 2025 and 2024.

For the marketable debt securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.

Proceeds from the sale of available for sale marketable securities during the six months ended June 30, 2025 and 2024 were $43,455,000 and $34,662,000, respectively. Investment gains of $480,000 and $350,000 were realized on these sales during the six months ended June 30, 2025 and 2024, respectively.

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

The following table summarizes fair value measurements by level at June 30, 2025 and December 31, 2024 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
June 30, 2025	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$110,992	$110,992	$–	$–
Restricted cash and cash equivalents	19,370	19,370	–	–
Marketable equity securities	162,905	162,905	–	–
Corporate debt securities	60,888	37,152	23,736	–
Asset–backed securities	13,381	–	13,381	–
U.S. Treasury securities	55,718	55,718	–	–
State and municipal securities	3,714	800	2,914	–
Total financial assets	$426,968	$386,937	$40,031	$–

	Fair Value Measurements Using
December 31, 2024	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$76,121	$76,121	$–	$–
Restricted cash and cash equivalents	20,801	20,801	–	–
Marketable equity securities	163,254	163,254	–	–
Corporate debt securities	57,471	43,656	13,815	–
Asset–backed securities	14,410	–	14,410	–
U.S. Treasury securities	44,186	44,186	–	–
State and municipal securities	3,737	806	2,931	–
Total financial assets	$379,980	$348,824	$31,156	$–

Note 11 – Goodwill and Other Intangible Assets

At June 30, 2025, we evaluated potential triggering events that might be indicators that our goodwill and indefinite lived intangibles were impaired. As a result of the review, there were no impairment indicators regarding the Company’s goodwill that required a quantitative test to be performed. However, our accounting estimates could materially change from period to period due to changing market factors. We will continue to monitor future events, changes in circumstances, and the potential impact thereof. If actual results are not consistent with our assumptions and estimates, we may be exposed to future goodwill impairment losses.

At June 30, 2025, the following table represents the activity related to our goodwill by segment (in thousands):

	Inpatient Services	Homecare and Hospice	All Other	Total
January 1, 2025	$5,924	$164,554	$–	$170,478
Additions	–	–	–	–
June 30, 2025	$5,924	$164,554	$–	$170,478

Indefinite-lived intangible assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Trade names	$15,896	$15,896
Certificates of need	1,756	1,756
Licenses	2,212	2,212
Total	$19,864	$19,864

Note 12 - Stock Repurchase Program

During the six months ended June 30, 2025, the Company repurchased 60,781 shares of its common stock for a total cost of $6,384,000. During the six months ended June 30, 2024, the Company repurchased 116,767 shares of its common stock for a total cost of $11,402,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Note 13 – Stock–Based Compensation

NHC recognizes stock–based compensation expense for all stock options granted over the requisite service period using the fair value at the date of grant using the Black–Scholes pricing model. Stock–based compensation totaled $1,233,000 and $1,175,000 for the three months ended June 30, 2025 and 2024, respectively. Stock-based compensation totaled $2,260,000 and $1,969,000 for the six months ended June 30, 2025 and 2024, respectively. Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of operations.

At June 30, 2025, the Company had $8,425,000 of unrecognized compensation cost related to unvested stock–based compensation awards. This unrecognized compensation cost will be amortized over an approximate two-year period.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the six months ended June 30, 2025 and for the year ended December 31, 2024.

	June 30, 2025	December 31, 2024
Risk–free interest rate	4.13%	4.40%
Expected volatility	27.0%	24.1%
Expected life, in years	2.9	2.9
Expected dividend yield	2.80%	2.63%

The following table summarizes our outstanding stock options for the six months ended June 30, 2025 and for the year ended December 31, 2024.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2024	588,534	$61.30	$–
Options granted	297,783	94.42	–
Options exercised	(219,973)	64.73	–
Options cancelled	(35,102)	79.20	–
Options outstanding at December 31, 2024	631,242	74.73	–
Options granted	306,851	91.45	–
Options exercised	(98,570)	65.47	–
Options cancelled	(6,333)	78.77	–
Options outstanding at June 30, 2025	833,190	$81.96	$20,875,000

Options exercisable at June 30, 2025	309,544	$73.00	$10,528,000

Options Outstanding June 30, 2025	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
271,823	$53.94	-	$71.64	$59.55	2.3
561,367	$90.62	-	$106.48	92.81	4.3
833,190				$81.96	3.6

Note 14 – Income Taxes

The Company's income tax provision as a percentage of our income before income taxes was 25.0% and 25.9% for the three months ended June 30, 2025 and 2024, respectively.

The Company's income tax provision as a percentage of our income before income taxes was 25.7% and 26.2% for the six months ended June 30, 2025 and 2024, respectively.

Typically, these percentages vary from the U.S. federal statutory income tax rate of 21% primarily due to state income taxes, excess tax benefits from stock-based compensation, benefits resulting from the lapsing of statute of limitations of items in our tax contingency reserve, and non-deductible expenses. For the three months and six months ended June 30, 2025, the accrual of state income tax was the most significant reconciling item. For the three and six months ended June 30, 2024, the accrual of state income tax was the only significant reconciling items.

Our quarterly income tax provision, and our estimate of our annual effective income tax rate, is subject to variation due to several factors, including volatility based on the amount of pre-tax income or loss.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2021 (with certain state exceptions).

Note 15 – Long-Term Debt

Long–term debt consists of the following (dollars in thousands):

	Interest rate at June 30, 2025 (Variable)	Maturity	June 30, 2025	December 31, 2024
Credit facility, interest payable monthly	5.8%	2029	$110,000	$137,000
Less current portion			(7,500)	(7,500)
Total long-term debt			$102,500	$129,500

On August 1, 2024, the Company entered into a $200,000,000 senior credit facility with a five-year term consisting of a $150,000,000 term facility and a $50,000,000 revolving line of credit (the “Credit Facility”).  The Credit Facility is for general corporate purposes, including working capital and acquisitions.  The loans bear interest at either (i) Term Secured Overnight Financing Rate (“SOFR”) for interest periods of one, three or six months, plus the applicable margin or, at NHC’s option, (ii) the Base Rate plus the applicable margin.  The applicable margin is an interest rate per annum between 1.30% and 1.65% for Term SOFR loans and between .30% and .65% for Base Rate loans, depending upon the Company meeting certain conditions. The revolving line of credit contains a commitment fee equal to 0.25% of the unused borrowing capacity. There are no amounts outstanding on the revolving line of credit at June 30, 2025.

NHC’s obligations under the Credit Facility are unsecured. The Credit Facility contains customary representations and warranties, financial covenants, and other customary affirmative and negative covenants. The Credit Facility also contains customary events of default. As of June 30, 2025, the Company is compliant with all financial covenants.  Based on level 2 inputs, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt based upon the interest rates that the Company believes it can currently obtain for similar debt.

The aggregate maturities of long–term debt for the five years subsequent to June 30, 2025 are as follows (in thousands):

Long–Term Debt
2025	$3,750
2026	7,500
2027	7,500
2028	7,500
2029	83,750
Total	$110,000

Note 16 – Contingencies and Commitments

Accrued Risk Reserves

We have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned and leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $108,982,000 and $103,616,000 at June 30, 2025 and December 31, 2024, respectively. The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Civil Investigative Demand / Qui Tam Complaint

On or about May 21, 2024, Caris Healthcare, L.P. (“Caris”) received a Civil Investigative Demand (“CID”) from the U.S. Attorney’s Office for the Eastern District of Tennessee. The CID requested the production of certain medical records for patients at Caris’ Nashville office and other documents related to the billing for hospice services for the period of January 1, 2019, through the date of the CID. The Company cooperated with respect to the requests.

On June 23, 2025, a Notice of Election to Decline Intervention (the “Notice of Declination”) was filed by the United States of America, the State of Tennessee, the Commonwealth of Virginia, and the State of Georgia, in a case styled U.S. ex rel. Marshall v. Caris HealthCare, L.P., Case No. 3:23-CV-00330, in the U.S. District Court for the Eastern District of Tennessee (the “Qui Tam Case”).  Subsequent to the Notice of Declination filing, an underlying qui tam complaint, originally filed on September 12, 2023, was unsealed.  Given that the government has declined to intervene in the Qui Tam Case, the relators have 90 days to effectuate service should they choose to proceed.  Caris denies all allegations and liability in the Qui Tam Case and intends to vigorously defend the matter.

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

Note 17 – Subsequent Events

On July 4, 2025, President Donald Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the year ended December 31, 2025, the Company will evaluate all deferred tax balances under the newly enacted tax law and identify any other changes required to its financial statements as a result of the OBBBA. The Company is still evaluating the impact of the OBBBA, and the results of such evaluations will be reflected on the Company’s Form 10-K for the year ended December 31, 2025.

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

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of June 30, 2025, we operate or manage, through certain affiliates, 80 skilled nursing facilities with a total of 10,329 licensed beds, 26 assisted living facilities with 1,413 units, nine independent living facilities, three behavioral health hospitals, 34 homecare agencies, and 33 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 9 states and are located primarily in the southeastern United States.

Summary of Goals and Areas of Focus

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for the three months ending June 30, 2025 was 89.4% compared to 89.0% for the same period a year ago.  For the six months ended June 30, 2025, overall census in our owned and leased skilled nursing facilities was 89.3% compared to 88.7% for the same period a year ago.

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

The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of June 30, 2025:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	80
Number of 4 and 5-star rated skilled nursing facilities	48
Percentage of 4 and 5-star rated skilled nursing facilities	60%	35%
Average rating for all skilled nursing facilities, end of period	3.7	2.9

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

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $108,982,000 at June 30, 2025 and are a primary area of management focus. We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

In July 2025, CMS released its final rule outlining fiscal year 2026 Medicare payment rates and policy changes for skilled nursing facilities, which will begin on October 1, 2025. The fiscal year 2026 rule equates to a net 3.2% increase in Medicare Part A payments to SNFs in fiscal year 2026 compared to 2025 levels. The rule includes a market basket increase of 3.3%, an increase of 0.6% to the market basket forecast error adjustment, and a negative 0.7% productivity adjustment. These figures do not incorporate the SNF Value Based Purchasing (“VBP”) reduction for certain SNFs subject to the net reduction in payments under the SNF VBP; those adjustments are estimated to total $208.4 million in fiscal year 2026.

For the first six months of 2025, our average Medicare per diem rate for skilled nursing facilities increased 5.8% as compared to the same period in 2024.

Medicaid – Skilled Nursing Facilities

Effective July 1, 2025 and for the fiscal year 2026, the state of Tennessee implemented specific individual nursing facility increases. We estimate the resulting increase in revenue for the 2026 fiscal year will be approximately $3,000,000 annually, or $750,000 per quarter.

Effective October 1, 2025 and for the fiscal year 2026, the state of South Carolina implemented specific individual nursing facility increases. We estimate the resulting increase in revenue for the 2026 fiscal year will be approximately $4,200,000 annually, or $1,050,000 per quarter.

For the first six months of 2025, our average Medicaid per diem increased 7.2% compared to the same period in 2024.

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

In June 2025, CMS released its proposed rule outlining fiscal year 2026 Medicare payment rates. CMS projects payments to home health agencies in fiscal year 2026 will decrease by 6.4% or $1.1 billion, relative to the prior year. This update includes a 3.2% market basket update, reduced by a 0.8 percentage point cut for productivity. The rule also includes several reductions that CMS proposes as necessary to achieve budget neutral implementation of PDGM, including a 4.1% permanent reduction to the standard payment rate to prevent future overpayments, as well as a temporary but indefinite 5.0% reduction to recoup past overpayments. CMS also proposes a 0.5% reduction related to high-cost outlier payments.

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

In April 2025, CMS released its proposed rule outlining fiscal year 2026 Medicare payment rates. CMS issued a rate increase of 2.4%, or $695 million, effective October 1, 2025. This increase results from the proposed 3.2% inpatient hospital market basket percentage increase reduced by a proposed 0.8% point productivity adjustment, required by law. The FY2026 hospice payment update also includes an update to the statutory aggregate cap amount, which limits the overall payments per patient that are made annually. The proposed hospice cap amount for FY2026 is $35,293.

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended June 30, 2025
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$325,012	$38,337	$-	$363,349
Other revenues	430	-	11,131	11,561
Net operating revenues	325,442	38,337	11,131	374,910

Costs and expenses:
Salaries, wages, and benefits	190,641	23,183	12,710	226,534
Other operating	83,450	7,046	1,447	91,943
Rent	8,828	581	1,919	11,328
Depreciation and amortization	10,099	131	785	11,015
Total costs and expenses	293,018	30,941	16,861	340,820

Income/(loss) from operations	32,424	7,396	(5,730)	34,090
Non-operating income	-	-	5,132	5,132
Interest expense	(1,993)	-	-	(1,993)
Unrealized losses on marketable equity securities	-	-	(5,061)	(5,061)

Income/(loss) before income taxes	$30,431	$7,396	$(5,659)	$32,168

	Three Months Ended June 30, 2024
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$245,385	$34,533	$-	$279,918
Other revenues	324	-	10,971	11,295
Government stimulus income	-	-	9,445	9,445
Net operating revenues and grant income	245,709	34,533	20,416	300,658

Costs and expenses:
Salaries, wages, and benefits	148,059	21,296	10,721	180,076
Other operating	66,813	6,394	4,947	78,154
Rent	8,262	567	1,741	10,570
Depreciation and amortization	8,383	186	769	9,338
Total costs and expenses	231,517	28,443	18,178	278,138

Income from operations	14,192	6,090	2,238	22,520
Non-operating income	-	-	4,956	4,956
Interest expense		-	-	-
Unrealized gains on marketable equity securities	-	-	9,124	9,124

Income before income taxes	$14,192	$6,090	$16,318	$36,600

	Six Months Ended June 30, 2025
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$650,490	$74,466	$-	$724,956
Other revenues	803	-	22,848	23,651
Net operating revenues and grant income	651,293	74,466	22,848	748,607

Costs and expenses:
Salaries, wages, and benefits	383,078	45,587	25,999	454,664
Other operating	165,319	14,304	4,777	184,400
Rent	17,662	1,189	3,842	22,693
Depreciation and amortization	20,161	261	1,571	21,993
Total costs and expenses	586,220	61,341	36,189	683,750

Income/(loss) from operations	65,073	13,125	(13,341)	64,857
Non-operating income	-	-	9,211	9,211
Interest expense	(4,099)	-	-	(4,099)
Unrealized gains on marketable equity securities	-	-	5,921	5,921

Income before income taxes	$60,974	$13,125	$1,791	$75,890

	Six Months Ended June 30, 2024
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$497,638	$68,103	$-	$565,741
Other revenues	339	-	22,309	22,648
Government stimulus income	-	-	9,445	9,445
Net operating revenues and grant income	497,977	68,103	31,754	597,834

Costs and expenses:
Salaries, wages, and benefits	298,949	42,305	21,960	363,214
Other operating	135,496	12,367	7,720	155,583
Rent	16,374	1,133	3,411	20,918
Depreciation and amortization	18,013	374	1,537	19,924
Total costs and expenses	468,832	56,179	34,628	559,639

Income/(loss) from operations	29,145	11,924	(2,874)	38,195
Non-operating income	-	-	10,641	10,641
Interest expense	(46)	-	-	(46)
Unrealized gains on marketable equity securities	-	-	23,523	23,523

Income before income taxes	$29,099	$11,924	$31,290	$72,313

Results of Operations

The following table and discussion set forth items from the interim condensed consolidated statements of operations as a percentage of net operating revenues and grant income for the three and six months ended June 30, 2025 and 2024.

Percentage of Net Operating Revenues

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Net operating revenues and grant income	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Salaries, wages, and benefits	60.4	59.9	60.7	60.8
Other operating	24.5	26.0	24.7	26.0
Facility rent	3.0	3.5	3.0	3.5
Depreciation and amortization	3.0	3.0	2.9	3.2
Total costs and expenses	90.9	92.4	91.3	93.5
Income from operations	9.1	7.6	8.7	6.5
Non–operating income	1.4	1.6	1.2	1.8
Interest expense	(0.5)	(0.1)	(0.6)	(0.1)
Unrealized gains/(losses) on marketable equity securities	(1.4)	3.1	0.8	3.9
Income before income taxes	8.6	12.2	10.1	12.1
Income tax provision	(2.2)	(3.2)	(2.5)	(3.1)
Net income	6.4	9.0	7.6	9.0
Net income attributable to noncontrolling interest	(0.1)	(0.1)	(0.1)	(0.1)
Net income attributable to stockholders of NHC	6.3	8.9	7.5	8.9

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Results for the quarter ended June 30, 2025 compared to the second quarter of 2024 include a 24.7% increase in net operating revenues and grant income. The net operating revenues increase was due to a 9.6% increase in same-facility net operating revenues, as well as the August 1, 2024 acquisition of White Oak.

For the quarter ended June 30, 2025, GAAP net income attributable to NHC was $23,722,000 compared to net income of $26,844,000 for the same period in 2024. Excluding the unrealized gains and losses in our marketable equity securities portfolio and other non-GAAP adjustments, adjusted net income for the quarter ended June 30, 2025 was $25,710,000 compared to $15,612,000 for the same period in 2024, an increase of 64.7%. The increase in non-GAAP earnings for the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to the continued increase in skilled nursing census, skilled nursing per diem increases from some of our government payors, the continued reduction of agency staffing expense, and the White Oak operations being accretive to earnings.

Net operating revenues and grant income

Net patient revenues increased $83,431,000, or 29.8%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the quarter averaged 89.4%, compared to an average of 89.0% for the same quarter a year ago. Overall, the composite skilled nursing facility per diem increased 6.7% compared to the same quarter a year ago. Our Medicare per diem rates increased 6.4% and managed care per diem rates increased 8.5% compared to the same quarter a year ago. Medicaid and private pay per diem rates increased 8.3% and 9.1%, respectively, compared to the same quarter a year ago. For the three months ended June 30, 2025 and 2024, respectively, $1,812,000 and $2,585,000 have been included in our net patient revenues for supplemental Medicaid payments.

The White Oak operations attributed to an increase of $56,855,000 in net patient revenues for the quarter ended June 30, 2025 compared to the same period in 2024.

Other revenues increased $266,000, or 2.4%, compared to the same quarter last year, as further detailed in Note 4 to our interim condensed consolidated financial statements.

Total costs and expenses

Total costs and expenses for the three months ended June 30, 2025 compared to the same period of 2024 increased $62,682,000, or 22.5% to $340,820,000 from $278,138,000.

Salaries, wages, and benefits increased $46,458,000, or 25.8%, to $226,534,000 from $180,076,000. Salaries, wages, and benefits as a percentage of net operating revenues was 60.4% compared to 59.9% for the three months ended June 30, 2025 and 2024, respectively. Although we continue to face workforce and labor shortages within all of our operations, we are working diligently to find solutions to reduce and eliminate agency nurse staffing expense within our healthcare operations. For the second quarter of 2025, our agency nurse staffing expense was $981,000 compared to $4,098,000 for the second quarter of 2024.

The White Oak operations attributed to an increase of $37,564,000 in salaries, wages, and benefits for the three months ended June 30, 2025 compared to the same period in the prior year.

Other operating expenses increased $13,789,000, or 17.6%, to $91,943,000 for the 2025 period compared to $78,154,000 for the 2024 period. Other operating expenses as a percentage of net operating revenues was 24.5% and 26.0% for the three months ended June 30, 2025 and 2024, respectively. The White Oak operations attributed to an increase of $12,815,000 in other operating expenses for the three months ended June 30, 2025 as compared to the same period in the prior year.

During the second quarter of 2025, we contributed land to a newly-formed limited liability company resulting in an equity interest in the new entity. The fair value of the land contributed to the new entity was $5,625,000. The related cost basis of the contributed land was $2,019,000, which resulted in a gain of $3,606,000.  This gain was netted with other operating expenses resulting in a decrease of $3,606,000 in other operating expenses as compared to the same period in the prior year.

Other income

Non–operating income increased by $176,000 compared to the same period last year, as further detailed in Note 5 to our interim condensed consolidated financial statements.

Income taxes

The income tax provision for the three months ended June 30, 2025 is $8,055,000 (an effective income tax rate of 25.0%).

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

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Results for the six months ended June 30, 2025 compared to the same period of 2024 include a 25.2% increase in net operating revenues and grant income. The net operating revenues increase was due to a 9.5% increase in same-facility net operating revenues, as well as the August 1, 2024 acquisition of White Oak.

For the six months ended June 30, 2025, GAAP net income attributable to NHC was $55,927,000 compared to net income of $53,057,000 for the same period in 2024. Excluding the unrealized gains in our marketable equity securities portfolio and other non-GAAP adjustments, adjusted net income for the six months ended June 30, 2025 was $50,549,000 compared to $30,998,000 for the same period in 2024, an increase of 63.1%. The increase in non-GAAP earnings for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to the continued increase in skilled nursing census, skilled nursing per diem increases from some of our government payors, the continued reduction of agency staffing expense, and the White Oak operations being accretive to earnings.

Net operating revenues and grant income

Net patient revenues increased $159,215,000, or 28.1%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the six months ended June 30, 2025 averaged 89.3%, compared to an average of 88.7% for the same period a year ago. Overall, the composite skilled nursing facility per diem increased 5.7% compared to the same period a year ago. Our Medicare per diem rates increased 5.8% and managed care per diem rates increased 6.5% compared to the same period a year ago. Medicaid and private pay per diem rates increased 7.2% and 9.3%, respectively, compared to the same period a year ago. For the six months ended June 30, 2025 and 2024, respectively, $3,684,000 and $6,047,000 have been included in our net patient revenues for supplemental Medicaid payments.

The White Oak operations attributed to an increase of $113,580,000 in net patient revenues for the six months ended June 30, 2025 compared to the same period in 2024. On March 1, 2024, the Company exited a lease and transferred the operations of two skilled nursing facilities and one memory care facility located in Missouri. The exiting of these operations in 2024 resulted in net patient revenues decreasing $5,579,000 for the six months ended June 30, 2025 compared to the same period a year ago.

Other revenues increased $1,003,000, or 4.4%, compared to the same period last year, as further detailed in Note 4 to our interim condensed consolidated financial statements.

Total costs and expenses

Total costs and expenses for the six months ended June 30, 2025 compared to the same period of 2024 increased $124,111,000, or 22.2% to $683,750,000 from $559,639,000.

Salaries, wages, and benefits increased $91,450,000, or 25.2%, to $454,664,000 from $363,214,000. Salaries, wages, and benefits as a percentage of net operating revenues was 60.7% compared to 60.8% for the six months ended June 30, 2025 and 2024, respectively. Although we continue to face workforce and labor shortages within all of our operations, we are working diligently to find solutions to reduce and eliminate agency nurse staffing expense within our healthcare operations. For the six months ended June 30, 2025, our agency nurse staffing expense was $2,468,000 compared to $9,384,000 for the same period of 2024.

The White Oak operations attributed to an increase of $74,583,000 in salaries, wages, and benefits for the six months ended June 30, 2025 compared to the same period in the prior year. On March 1, 2024, the Company exited a lease and transferred the operations of two skilled nursing facilities and one memory care facility located in Missouri. The exiting of these operations in 2024 resulted in salaries, wages and benefits decreasing $4,009,000 for the six months ended June 30, 2025 compared to the same period of 2024.

Other operating expenses increased $28,817,000, or 18.5%, to $184,400,000 for the 2025 period compared to $155,583,000 for the 2024 period. Other operating expenses as a percentage of net operating revenues was 24.6% and 26.0% for the six months ended June 30, 2025 and 2024, respectively. The White Oak operations attributed to an increase of $25,584,000 in other operating expenses for the six months ended June 30, 2025 as compared to the same period in the prior year. The three exited Missouri operations during the first quarter of 2024 resulted in other operating expenses decreasing $2,281,000 for the six months ended June 30, 2025 compared to the same period last year.

During the second quarter of 2025, we contributed land to a newly-formed limited liability company resulting in an equity interest in the new entity. The fair value of the land contributed to the new entity was $5,625,000. The related cost basis of the contributed land was $2,019,000, which resulted in a gain of $3,606,000.  This gain was netted with other operating expenses resulting in a decrease of $3,606,000 in other operating expenses as compared to the same period in the prior year.

Other income

Non–operating income decreased by $1,430,000 compared to the same period last year, as further detailed in Note 5 to our interim condensed consolidated financial statements. In January 2024, the Company sold its ownership interest in a homecare agency located in Nashville, Tennessee. The total consideration paid to the company was $2,100,000, which resulted in a gain of $1,024,000

Income taxes

The income tax provision for the six months ended June 30, 2025 is $19,487,000 (an effective income tax rate of 25.7%).

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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes the unrealized gains or losses on our marketable equity securities, gains on sale of unconsolidated companies, gains on sale of property and equipment, and share-based compensation expense is helpful in allowing investors to assess the Company’s operations more accurately.

The tables below provide reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024

Net income attributable to National Healthcare Corporation	$23,722	$26,844	$55,927	$53,057
Non-GAAP adjustments:
Unrealized (gains)/losses on marketable equity securities	5,061	(9,124)	(5,921)	(23,523)
Operating results for newly opened facilities or agencies not at full capacity	-	20	-	20
Share-based compensation expense	1,232	1,176	2,260	1,969
Gain on sale of property and equipment	(3,606)	-	(3,606)	-
Gain on sale of unconsolidated company	-	-	-	(1,024)
Acquisition-related expenses	-	2,194	-	2,194
Employee retention credit	-	(9,445)	-	(9,445)
Income tax expense/(benefit) on non-GAAP adjustments	(699)	3,947	1,889	7,750
Non-GAAP Net income	$25,710	$15,612	$50,549	$30,998

GAAP diluted earnings per share	$1.52	$1.73	$3.59	$3.42
Non-GAAP adjustments:
Unrealized (gains)/losses on marketable equity securities	0.32	(0.59)	(0.38)	(1.51)
Operating results for newly opened facilities or agencies not at full capacity	-	-	-	-
Share-based compensation expense	0.08	0.08	0.14	0.13
Gain on sale of property and equipment	(0.23)	-	(0.23)	-
Gain on sale of unconsolidated company	-	-	-	(0.07)
Acquisition-related expenses	-	0.14	-	0.14
Employee retention credit	-	(0.61)	-	(0.61)
Income tax expense/(benefit) on non-GAAP adjustments	(0.04)	0.25	0.12	0.50
Non-GAAP diluted earnings per share	$1.65	$1.00	$3.24	$2.00

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Six Months Ended June 30		Six Month Change
	2025	2024	$	%
Cash, cash equivalents, restricted cash, and restricted cash equivalents, at beginning of period	$96,922	$125,968	$(29,046)	(23.1)%

Cash provided by operating activities	102,074	60,307	41,767	69.3

Cash used in investing activities	(22,902)	(990)	(21,912)	(2,213.3)

Cash used in financing activities	(45,732)	(19,680)	(26,052)	(132.4)

Cash, cash equivalents, restricted cash, and restricted cash equivalents, at end of period	$130,362	$165,605	$(35,243)	(21.3)%

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2025 was $102,074,000 as compared to $60,307,000 in the same period last year. Cash provided by operating activities consisted of net income of $56,403,000 and adjustments for non–cash items of $12,704,000. There was cash provided by working capital in the amount of $32,831,000 for the six months ended June 30, 2025 compared to $4,052,000 for the same period a year ago.

Included in the adjustments for non-cash items are depreciation expense, equity in earnings of unconsolidated investments, unrealized gains on our marketable equity securities, gain on sale of an unconsolidated company, gain on sale of property and equipment, deferred taxes, and stock compensation.

Investing Activities

Net cash used in investing activities totaled $22,902,000 for the six months ended June 30, 2025, compared to $990,000 for the six months ended June 30, 2024. Cash used for property and equipment additions was $16,341,000 and $13,788,000 for the six months ended June 30, 2025, and 2024, respectively. Purchases, net of proceeds from sales, of marketable securities resulted in cash used in investing activities of $3,821,000 for the six months ended June 30, 2025. Proceeds from the sale of marketable securities, net of purchases, resulted in cash provided by investing activities of $15,764,000 for the six months ended June 30, 2024.

For the six months ended June 30, 2025, we contributed capital of $2,419,000 to a joint venture, multi-family development that is under construction in Franklin, Tennessee compared to $4,856,000 for the same period in the prior year. We also contributed capital of $786,000 to a joint venture, multi-family development in Hermitage, Tennessee during the second quarter of 2025. In January 2024, the Company sold its ownership interest in a homecare agency resulting in proceeds from the sale of $2,100,000.

Financing Activities

Net cash used in financing activities totaled $45,732,000 for the six months ended June 30, 2025 compared to $19,680,000 for the six months ended June 30, 2024. During the first six months of 2025, cash of $27,000,000 was used to pay down the outstanding principal balance of the long-term debt. Cash used for dividend payments to common stockholders totaled $18,854,000 in the current year period compared to $18,137,000 for the same period a year ago. Proceeds from the issuance of common stock totaled $6,462,000 and $11,239,000 for the six months ended June 30, 2025 and 2024, respectively. We repurchased common shares outstanding in the amount of $6,384,000 and $11,402,000 for the six months ended June 30, 2025 and 2024, respectively.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, we have current cash on hand of $110,992,000 and unrestricted marketable equity securities of $146,636,000. We also have unencumbered real estate and the borrowing capacity on our $50 million available line of credit. We believe these various resources are adequate to meet our contractual obligations and growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $110,992,000, our unrestricted marketable equity securities of $146,636,000, and our borrowing capacity on the $50 million available line of credit. We also have substantial value in our unencumbered real estate assets, which could potentially be used as collateral in future borrowing opportunities.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At June 30, 2025, we have available for sale marketable debt securities in the amount of $133,701,000. The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

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

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At June 30, 2025, the fair value of our marketable equity securities is approximately $162,905,000. Of the $162.9 million equity securities portfolio, our investment in NHI comprises approximately $114.3 million, or 70.2%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $16.3 million. At June 30, 2025, our equity securities had net unrealized gains of $120.5 million. Of the $120.5 million of net unrealized gains, $89.6 million is related to our investment in NHI.

Item 4.	Controls and Procedures.

As of June 30, 2025, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

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

During the six months ended June 30, 2025, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: August 7, 2025	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer

Date: August 7, 2025	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Chief Financial Officer