Form 10-Q
period 2025-09-30
NATIONAL HEALTHCARE CORP
filed 2025-11-06
CIK 1047335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

15,515,253 shares of common stock of the registrant were outstanding as of November 3, 2025.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024

Revenues:
Net patient revenues	$370,989	$328,674	$1,095,945	$894,415
Other revenues	11,672	11,524	35,323	34,172
Government stimulus income	-	-	-	9,445
Net operating revenues and grant income	382,661	340,198	1,131,268	938,032

Cost and expenses:
Salaries, wages, and benefits	233,176	213,395	687,840	576,609
Other operating	96,604	82,509	281,004	238,092
Facility rent	11,345	10,886	34,038	31,804
Depreciation and amortization	11,158	10,619	33,151	30,543
Total costs and expenses	352,283	317,409	1,036,033	877,048

Income from operations	30,378	22,789	95,235	60,984

Other income (expense):
Non–operating income	4,660	4,224	13,871	14,865
Interest expense	(1,456)	(1,742)	(5,555)	(1,788)
Unrealized gains on marketable equity securities	20,827	32,767	26,748	56,290

Income before income taxes	54,409	58,038	130,299	130,351
Income tax provision	(13,400)	(15,338)	(32,887)	(34,294)
Net income	41,009	42,700	97,412	96,057
Net (income)/loss attributable to noncontrolling interest	(1,770)	89	(2,246)	(211)

Net income attributable to National HealthCare Corporation	$39,239	$42,789	$95,166	$95,846

Earnings per share attributable to National HealthCare Corporation stockholders:
Basic	$2.53	$2.78	$6.15	$6.23
Diluted	$2.50	$2.73	$6.10	$6.15

Weighted average common shares outstanding:
Basic	15,484,464	15,411,680	15,461,804	15,384,758
Diluted	15,664,530	15,667,321	15,613,505	15,576,294

Dividends declared per common share	$0.64	$0.61	$1.89	$1.81

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024

Net income	$41,009	$42,700	$97,412	$96,057

Other comprehensive income:
Unrealized gains on investments in marketable debt securities	868	3,516	3,543	3,074
Reclassification adjustment for realized losses on sales of marketable debt securities	11	-	663	1,388
Income tax expense related to items of other comprehensive income	(124)	(460)	(619)	(711)
Other comprehensive income, net of tax	755	3,056	3,587	3,751

Net (income)/loss attributable to noncontrolling interest	(1,770)	89	(2,246)	(211)

Comprehensive income attributable to National HealthCare Corporation	$39,994	$45,845	$98,753	$99,597

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2025	December 31, 2024
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$130,629	$76,121
Restricted cash and cash equivalents, current portion	19,664	19,568
Marketable equity securities	166,754	140,064
Restricted marketable equity securities	17,482	23,190
Restricted marketable debt securities, current portion	12,821	11,529
Accounts receivable	132,448	135,325
Inventories	7,844	9,039
Prepaid expenses and other assets	5,877	9,572
Total current assets	493,519	424,408

Property and Equipment:
Property and equipment, at cost	1,305,640	1,281,736
Accumulated depreciation and amortization	(630,471)	(597,447)
Net property and equipment	675,169	684,289

Other Assets:
Restricted cash and cash equivalents, less current portion	1,241	1,233
Restricted marketable debt securities, less current portion	110,091	108,275
Deposits and other assets	9,438	8,837
Operating lease right-of-use assets	55,821	79,167
Goodwill	170,478	170,478
Intangible assets	19,864	19,864
Investments in unconsolidated companies	36,521	27,878
Total other assets	403,454	415,732
Total assets	$1,572,142	$1,524,429

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$22,567	$25,493
Operating lease liabilities, current portion	33,198	31,841
Accrued payroll	109,991	92,719
Amounts due to third party payors	15,060	15,351
Accrued risk reserves, current portion	32,486	31,096
Other current liabilities	51,627	21,377
Dividends payable	9,930	9,420
Long-term debt, current portion	7,500	7,500
Total current liabilities	282,359	234,797

Long-term debt	65,625	129,500
Operating lease liabilities, less current portion	21,746	45,925
Accrued risk reserves, less current portion	81,546	72,520
Refundable entrance fees	6,127	6,063
Deferred income taxes	38,769	35,550
Other noncurrent liabilities	17,743	16,911
Total liabilities	513,915	541,266

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,515,110 and 15,450,003 shares, respectively, issued and outstanding	154	154
Capital in excess of par value	235,878	232,530
Retained earnings	818,076	752,193
Accumulated other comprehensive loss	(1,129)	(4,716)
Total National HealthCare Corporation stockholders’ equity	1,052,979	980,161
Noncontrolling interest	5,248	3,002
Total equity	1,058,227	983,163
Total liabilities and equity	$1,572,142	$1,524,429

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended September 30
	2025	2024
Cash Flows From Operating Activities:
Net income	$97,412	$96,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,151	30,543
Equity in earnings of unconsolidated investments	(512)	(589)
Distributions from unconsolidated investments	616	512
Unrealized gains on marketable equity securities	(26,748)	(56,290)
Realized gains on sale of marketable securities	(872)	(331)
Gain on sale of unconsolidated company	-	(1,024)
Gain on sale of property and equipment	(3,606)	-
Deferred income taxes	2,600	15,559
Stock–based compensation	3,499	3,062
Changes in operating assets and liabilities:
Accounts receivable	2,877	(19,898)
Inventories	1,195	598
Prepaid expenses and other assets	2,582	8,809
Operating lease obligations	524	193
Trade accounts payable	(2,926)	3,530
Accrued payroll	17,272	1,989
Amounts due to third party payors	(291)	446
Accrued risk reserves	10,416	6,945
Other current liabilities	30,250	12,434
Other noncurrent liabilities	832	(8,031)
Net cash provided by operating activities	168,271	94,514
Cash Flows From Investing Activities:
Purchases of property and equipment	(26,049)	(19,444)
Acquisition of White Oak Senior Living, net of cash acquired	-	(215,896)
Acquisition of other businesses, net of cash acquired	-	2,097
Proceeds from the sale of unconsolidated company	-	2,100
Collections of (investments in) notes receivable	512	(75)
Investments in unconsolidated companies	(3,123)	(8,370)
Purchases of marketable securities	(56,953)	(24,736)
Proceeds from sale of marketable securities	64,689	39,776
Net cash used in investing activities	(20,924)	(225,048)
Cash Flows From Financing Activities:
Borrowings under credit facility	-	150,000
Repayments under credit facility	(63,875)	(3,000)
Principal payments under finance lease obligations	-	(860)
Dividends paid to common stockholders	(28,773)	(27,545)
Noncontrolling interest contributions	-	1,389
Issuance of common shares	9,415	13,471
Repurchase of common shares	(9,566)	(13,502)
Entrance fee deposits (refunds)	64	(313)
Net cash (used in)/provided by financing activities	(92,735)	119,640
Net Increase/(Decrease) in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	54,612	(10,894)
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	96,922	125,968
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$151,534	$115,074

Balance Sheet Classifications:
Cash and cash equivalents	$130,629	$84,807
Restricted cash and cash equivalents	20,905	30,267
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$151,534	$115,074

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

For the nine months ended September 30, 2025:

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2025	15,450,003	$154	$232,530	$752,193	$(4,716)	$3,002	$983,163
Net income	–	–	–	32,205	–	85	32,290
Other comprehensive income	–	–	–	–	1,390	–	1,390
Stock–based compensation	–	–	1,027	–	–	–	1,027
Shares sold – options exercised	32,262	–	1,278	–	–	–	1,278
Repurchase of common shares	(17,409)	–	(1,722)	–	–	–	(1,722)
Dividends declared to common stockholders ($0.61 per share)	–	–	–	(9,444)	–	–	(9,444)
Balance at March 31, 2025	15,464,856	$154	$233,113	$774,954	$(3,326)	$3,087	$1,007,982
Net income	–	–	–	23,722	–	391	24,113
Other comprehensive income	–	–	–	–	1,442	–	1,442
Stock–based compensation	–	–	1,233	–	–	–	1,233
Shares sold – options exercised	77,689	–	5,184	–	–	–	5,184
Repurchase of common shares	(43,372)	–	(4,662)	–	–	–	(4,662)
Dividends declared to common stockholders ($0.64 per share)	–	–	–	(9,909)	–	–	(9,909)
Balance at June 30, 2025	15,499,173	$154	$234,868	$788,767	$(1,884)	$3,478	$1,025,383
Net income	–	–	–	39,239	–	1,770	41,009
Other comprehensive income	–	–	–	–	755	–	755
Stock–based compensation	–	–	1,239	–	–	–	1,239
Shares sold – options exercised	43,894	–	2,953	–	–	–	2,953
Repurchase of common shares	(27,957)	–	(3,182)	–	–	–	(3,182)
Dividends declared to common stockholders ($0.64 per share)	–	–	–	(9,930)	–	–	(9,930)
Balance at September 30, 2025	15,515,110	$154	$235,878	$818,076	$(1,129)	$5,248	$1,058,227

For the nine months ended September 30, 2024:

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2024	15,350,661	$153	$227,604	$687,599	$(6,604)	$1,728	$910,480
Net income	–	–	–	26,213	–	38	26,251
Other comprehensive loss	–	–	–	–	(437)	–	(437)
Stock–based compensation	–	–	793	–	–	–	793
Shares sold – options exercised	150,194	1	8,412	–	–	–	8,413
Repurchase of common shares	(101,131)	–	(9,900)	–	–	–	(9,900)
Dividends declared to common stockholders ($0.59 per share)	–	–	–	(9,086)	–	–	(9,086)
Balance at March 31, 2024	15,399,724	$154	$226,909	$704,726	$(7,041)	$1,766	926,514
Net income	–	–	–	26,844	–	262	27,106
Other comprehensive income	–	–	–	–	1,132	–	1,132
Stock–based compensation	–	–	1,176	–	–	–	1,176
Shares sold – options exercised	38,849	–	2,827	–	–	–	2,827
Repurchase of common shares	(15,636)	–	(1,502)	–	–	–	(1,502)
Dividends declared to common stockholders ($0.61 per share)	–	–	–	(9,408)	–	–	(9,408)
Balance at June 30, 2024	15,422,937	154	229,410	722,162	(5,909)	2,028	947,845
Net income/(loss)	–	–	–	42,789	–	(89)	42,700
Contributions attributable to noncontrolling interest						1,389	1,389
Other comprehensive income	–	–	–	–	3,056	–	3,056
Stock–based compensation	–	–	1,093	–	–	–	1,093
Shares sold – options exercised	34,417		2,232	–	–	–	2,232
Repurchase of common shares	(16,384)	–	(2,100)	–	–	–	(2,100)
Dividends declared to common stockholders ($0.61 per share)	–	–	–	(9,419)	–	–	(9,419)
Balance at September 30, 2024	15,440,970	$154	$230,635	$755,532	$(2,853)	$3,328	986,796

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2025

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of September 30, 2025, we operate or manage, through certain affiliates, 80 skilled nursing facilities with a total of 10,329 licensed beds, 26 assisted living facilities with 1,413 units, nine independent living facilities, three behavioral health hospitals, 34 homecare agencies, and 33 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 9 states and are located primarily in the southeastern United States.

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

We determine the transaction price based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration, such as implicit price concessions. We utilize the expected value method to determine the amount of variable consideration that should be included to arrive at the transaction price, using contractual agreements and historical reimbursement experience within each payor type. We constrain the transaction price, such that net revenues are recorded only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in the future. If actual amounts of consideration ultimately received differ from our estimates, we adjust these estimates, which would affect net revenue in the period such variances become known.

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

In 2025, we contributed land to a newly-formed limited liability company resulting in an equity interest in the new entity. The fair value of the land contributed to the new entity was $5,625,000. The related cost basis of the contributed land was $2,019,000, which resulted in a gain of $3,606,000.  The gain has been included in the interim condensed consolidated statements of operations as a reduction of "other operating expenses."

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation and incentive compensation, which were $6,250,000 and $19,909,000 for the three and nine months ended September 30, 2025, respectively. General and administrative costs were $6,288,000 and $19,678,000 for the three and nine months ended September 30, 2024, respectively.

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

Investments in Unconsolidated Companies

We use the equity method to account for our investments in joint ventures in which we have the ability to exercise significant influence. Original investments in these entities are recorded at cost and subsequently adjusted by our share of equity in income or losses. As of September 30, 2025, the majority of our investments in unconsolidated companies relates to a multi-family development that is under construction in Franklin, Tennessee, in which we own a 55% non-controlling interest.

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

We also annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded with a corresponding charge to income. As of September 30, 2025 and December 31, 2024, we have recorded a future service obligation liability in the amount of $1,474,000. This obligation is reflected within other noncurrent liabilities in the interim condensed consolidated balance sheets.

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

Reclassifications

Certain accounts in the prior-year financial statements have been reclassified for the comparative purposes to confirm to the presentation in the current-year financial statements.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Net patient revenues:
Inpatient services	$331,349	$293,026	$981,838	$790,664
Homecare and hospice	39,640	35,648	114,107	103,751
Total net patient revenues	$370,989	$328,674	$1,095,945	$894,415

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

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
Source	2025	2024	2025	2024
Medicare	31%	30%	31%	32%
Managed Care	12%	9%	12%	10%
Medicaid	29%	33%	30%	30%
Private Pay and Other	28%	28%	27%	28%
Total	100%	100%	100%	100%

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

State Relief Supplemental Funding

The Company received supplemental Medicaid payments from various states. The funding generally incorporates specific use requirements primarily for direct patient care including labor related expenses or various patient care related expenses.  We have recorded $1,838,000 and $5,267,000 in net patient revenues for these supplemental Medicaid payments for the three months ended September 30, 2025 and 2024, respectively. We have recorded $5,522,000 and $11,314,000 in net patient revenues for these supplemental Medicaid payments for the nine months ended September 30, 2025 and 2024, respectively.

Third Party Payors

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Noncompliance with such laws and regulations can be subject to regulatory actions including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are following all applicable laws and regulations.

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe that any differences between the net revenues recorded, and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $15,060,000 and $15,351,000 as of September 30, 2025 and December 31, 2024, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Rental income	$6,177	$6,028	$18,800	$18,015
Management and accounting services fees	4,115	4,226	12,623	12,744
Insurance services	966	818	2,611	2,506
Other	414	452	1,289	907
Total other revenues	$11,672	$11,524	$35,323	$34,172

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

Management Fees from National Health Corporation

We manage five skilled nursing facilities owned by National Health Corporation (“National”). We recognized management fees and interest on management fees from these facilities of $1,377,000 and $1,348,000 for the three months ended September 30, 2025 and 2024, respectively. We recognized management fees and interest on management fees of $4,161,000 and $4,014,000 from these facilities for the nine months ended September 30, 2025 and 2024, respectively.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended September 30, 2025 and 2024 were $677,000 and $529,000, respectively. The premium revenues reflected in the interim condensed consolidated statements of operations for the nine months ended September 30, 2025 and 2024 were $1,743,000 and $1,638,000, respectively. Associated losses and expenses including those for self-insurance are included in the interim condensed consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended September 30, 2025 and 2024 were $289,000. The premium revenues reflected in the interim condensed consolidated statements of operations for the nine months ended September 30, 2025 and 2024 were $868,000. Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of operations as "Other operating costs and expenses".

Note 5 – Non–Operating Income

Non–operating income is comprised of the following (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Dividends and net realized gains and losses on sales of securities	$2,089	$1,683	$5,971	$5,462
Interest income	2,676	2,603	7,388	7,790
Equity in earnings/(loss) of unconsolidated investments	(105)	(62)	512	589
Gain on sale of unconsolidated company	-	-	-	1,024
Total non-operating income	$4,660	$4,224	$13,871	$14,865

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended September 30, 2025
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$331,349	$39,640	$-	$370,989
Other revenues	393	-	11,279	11,672
Net operating revenues	331,742	39,640	11,279	382,661

Costs and expenses:
Salaries, wages, and benefits	195,745	23,788	13,643	233,176
Other operating	86,745	6,664	3,195	96,604
Rent	8,823	601	1,921	11,345
Depreciation and amortization	10,219	141	798	11,158
Total costs and expenses	301,532	31,194	19,557	352,283

Income/(loss) from operations	30,210	8,446	(8,278)	30,378
Non-operating income	-	-	4,660	4,660
Interest expense	(1,456)	-	-	(1,456)
Unrealized gains on marketable equity securities	-	-	20,827	20,827

Income before income taxes	$28,754	$8,446	$17,209	$54,409

	Three Months Ended September 30, 2024
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$293,026	$35,648	$-	$328,674
Other revenues	370	-	11,154	11,524
Net operating revenues and grant income	293,396	35,648	11,154	340,198

Costs and expenses:
Salaries, wages, and benefits	175,241	21,456	16,698	213,395
Other operating	72,384	6,612	3,513	82,509
Rent	8,422	602	1,862	10,886
Depreciation and amortization	9,632	172	815	10,619
Total costs and expenses	265,679	28,842	22,888	317,409

Income/(loss) from operations	27,717	6,806	(11,734)	22,789
Non-operating income	-	-	4,224	4,224
Interest expense	(1,742)	-	-	(1,742)
Unrealized gains on marketable equity securities	-	-	32,767	32,767

Income before income taxes	$25,975	$6,806	$25,257	$58,038

	Nine Months Ended September 30, 2025
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$981,838	$114,107	$-	$1,095,945
Other revenues	1,197	-	34,126	35,323
Net operating revenues	983,035	114,107	34,126	1,131,268

Costs and expenses:
Salaries, wages, and benefits	578,824	69,375	39,641	687,840
Other operating	252,064	20,969	7,971	281,004
Rent	26,486	1,790	5,762	34,038
Depreciation and amortization	30,380	402	2,369	33,151
Total costs and expenses	887,754	92,536	55,743	1,036,033

Income/(loss) from operations	95,281	21,571	(21,617)	95,235
Non-operating income	-	-	13,871	13,871
Interest expense	(5,555)	-	-	(5,555)
Unrealized gains on marketable equity securities	-	-	26,748	26,748

Income before income taxes	$89,726	$21,571	$19,002	$130,299

	Nine Months Ended September 30, 2024
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$790,664	$103,751	$-	$894,415
Other revenues	710	-	33,462	34,172
Government stimulus income	-	-	9,445	9,445
Net operating revenues and grant income	791,374	103,751	42,907	938,032

Costs and expenses:
Salaries, wages, and benefits	474,190	63,761	38,658	576,609
Other operating	207,883	18,977	11,232	238,092
Rent	24,795	1,736	5,273	31,804
Depreciation and amortization	27,646	545	2,352	30,543
Total costs and expenses	734,514	85,019	57,515	877,048

Income/(loss) from operations	56,860	18,732	(14,608)	60,984
Non-operating income	-	-	14,865	14,865
Interest expense	(1,788)	-	-	(1,788)
Unrealized gains on marketable equity securities	-	-	56,290	56,290

Income before income taxes	$55,072	$18,732	$56,547	$130,351

Note 7 – Long-Term Leases

Operating Leases

At September 30, 2025, we lease from NHI the real property of 32 skilled nursing facilities and three independent living centers under one lease agreement. As part of the lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator. We have two remaining contractual options to renew the lease for 5-year periods commencing January 1, 2027 and January 1, 2032, with a base rent for each renewal term equal to the fair rental value of the leased property as negotiated between the parties, without including any value attributable to improvements to the leased property voluntarily made by us at our expense. See Note 16 - Contingencies and Commitments and Note 17 - Subsequent Events for further discussion of the lease and our notice of exercise of the next renewal option.

The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Total facility rent expense to NHI was $9,911,000 and $10,085,000 for the three months ended September 30, 2025 and 2024, respectively. Total facility rent expense to NHI was $29,725,000 and $29,371,000 for the nine months ended September 30, 2025 and 2024, respectively.

Minimum Lease Payments

The following table summarizes the maturity of our operating lease liabilities as of September 30, 2025 (in thousands):

Operating Leases
2026	$35,675
2027	10,948
2028	2,149
2029	1,753
2030	1,506
Thereafter	10,712
Total minimum lease payments	62,743
Less: amounts representing interest	(7,799)
Present value of future minimum lease payments	54,944
Less: current portion	(33,198)
Noncurrent lease liabilities	$21,746

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

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for share and per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Basic:
Weighted average common shares outstanding	15,484,464	15,411,680	15,461,804	15,384,758
Net income attributable to National HealthCare Corporation	$39,239	$42,789	$95,166	$95,846
Earnings per common share, basic	$2.53	$2.78	$6.15	$6.23

Diluted:
Weighted average common shares outstanding	15,484,464	15,411,680	15,461,804	15,384,758
Effects of dilutive instruments	180,066	255,641	151,701	191,536
Weighted average common shares outstanding	15,664,530	15,667,321	15,613,505	15,576,294

Net income attributable to National HealthCare Corporation	$39,239	$42,789	$95,166	$95,846
Earnings per common share, diluted	$2.50	$2.73	$6.10	$6.15

For the three and nine months ended September 30, 2025, 6,450 stock options were excluded from the calculation of diluted weighted average shares of common stock outstanding because the inclusion of these securities would have an anti-dilutive impact. For the three and nine months ended September 30 2024, we did not exclude any stock options from the calculation of diluted weighted average shares of common stock outstanding because the inclusion of these securities would have an anti-dilutive effect.

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

Marketable securities consist of the following (in thousands):

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$166,754	$30,176	$140,064
Restricted investments available for sale:
Marketable equity securities	12,767	17,482	18,534	23,190
Corporate debt securities	62,677	63,095	58,927	57,471
Asset-based securities	13,759	12,942	15,593	14,410
U.S. Treasury securities	44,470	43,771	46,811	44,186
State and municipal securities	3,115	3,104	3,787	3,737
	$166,964	$307,148	$173,828	283,058

Included in the marketable equity securities are the following (in thousands, except share amounts):

	September 30, 2025			December 31, 2024
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$129,636	1,630,642	$24,734	$113,003

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	September 30, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$17,348	$17,010	$25,707	$25,317
1 to 5 years	51,371	51,167	66,117	63,379
6 to 10 years	38,826	39,123	32,648	30,606
Over 10 years	16,476	15,612	646	502
	$124,021	$122,912	$125,118	$119,804

Gross unrealized gains related to marketable equity securities are $141,687,000 and $115,259,000 as of September 30, 2025 and December 31, 2024, respectively. Gross unrealized losses related to marketable equity securities are $394,000 and $715,000 as of September 30, 2025 and December 31, 2024, respectively. For the three months ended September 30, 2025 and 2024, the Company recognized net unrealized gains of $20,827,000 and $32,767,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations. For the nine months ended September 30, 2025 and 2024, the Company recognized net unrealized gains of $26,748,000 and $56,290,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations.

Gross unrealized gains related to available for sale marketable debt securities are $1,445,000 and $135,000 as of September 30, 2025 and December 31, 2024, respectively. Gross unrealized losses related to available for sale marketable debt securities are $2,554,000 and $5,449,000 as of September 30, 2025 and December 31, 2024, respectively.

The Company’s unrealized losses in our available for sale marketable debt securities were determined to be non-credit related. The Company has not recognized any credit related impairments for the nine months ended  September 30, 2025 and 2024.

For the marketable debt securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.

Proceeds from the sale of available for sale marketable securities during the nine months ended September 30, 2025 and 2024 were $64,689,000 and $39,776,000, respectively. Investment gains of $872,000 and $331,000 were realized on these sales during the nine months ended September 30, 2025 and 2024, respectively.

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

The following table summarizes fair value measurements by level at September 30, 2025 and December 31, 2024 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
September 30, 2025	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$130,629	$130,629	$–	$–
Restricted cash and cash equivalents	20,905	20,905	–	–
Marketable equity securities	184,236	184,236	–	–
Corporate debt securities	63,095	34,482	28,613	–
Asset–backed securities	12,942	–	12,942	–
U.S. Treasury securities	43,771	43,771	–	–
State and municipal securities	3,104	796	2,308	–
Total financial assets	$458,682	$414,819	$43,863	$–

	Fair Value Measurements Using
December 31, 2024	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$76,121	$76,121	$–	$–
Restricted cash and cash equivalents	20,801	20,801	–	–
Marketable equity securities	163,254	163,254	–	–
Corporate debt securities	57,471	43,656	13,815	–
Asset–backed securities	14,410	–	14,410	–
U.S. Treasury securities	44,186	44,186	–	–
State and municipal securities	3,737	806	2,931	–
Total financial assets	$379,980	$348,824	$31,156	$–

Note 11 – Goodwill and Other Intangible Assets

At September 30, 2025, we evaluated potential triggering events that might be indicators that our goodwill and indefinite lived intangibles were impaired. As a result of the review, there were no impairment indicators regarding the Company’s goodwill that required a quantitative test to be performed. However, our accounting estimates could materially change from period to period due to changing market factors. We will continue to monitor future events, changes in circumstances, and the potential impact thereof. If actual results are not consistent with our assumptions and estimates, we may be exposed to future goodwill impairment losses.

At September 30, 2025, the following table represents the activity related to our goodwill by segment (in thousands):

	Inpatient Services	Homecare and Hospice	All Other	Total
January 1, 2025	$5,924	$164,554	$–	$170,478
Additions	–	–	–	–
September 30, 2025	$5,924	$164,554	$–	$170,478

Indefinite-lived intangible assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Trade names	$15,896	$15,896
Certificates of need	1,756	1,756
Licenses	2,212	2,212
Total	$19,864	$19,864

Note 12 - Stock Repurchase Program

During the nine months ended September 30, 2025, the Company repurchased 88,738 shares of its common stock for a total cost of $9,566,000. During the nine months ended September 30, 2024, the Company repurchased 133,151 shares of its common stock for a total cost of $13,502,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Note 13 – Stock–Based Compensation

NHC recognizes stock–based compensation expense for all stock options granted over the requisite service period using the fair value at the date of grant using the Black–Scholes pricing model. Stock–based compensation totaled $1,239,000 and $1,093,000 for the three months ended September 30, 2025 and 2024, respectively. Stock-based compensation totaled $3,499,000 and $3,062,000 for the nine months ended September 30, 2025 and 2024, respectively. Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of operations.

At September 30, 2025, the Company had $7,185,000 of unrecognized compensation cost related to unvested stock–based compensation awards. This unrecognized compensation cost will be amortized over an approximate two-year period.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the nine months ended September 30, 2025 and for the year ended December 31, 2024.

	September 30, 2025	December 31, 2024
Risk–free interest rate	4.13%	4.40%
Expected volatility	27.0%	24.1%
Expected life, in years	2.9	2.9
Expected dividend yield	2.80%	2.63%

The following table summarizes our outstanding stock options for the nine months ended September 30, 2025 and for the year ended December 31, 2024.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2024	588,534	$61.30	$–
Options granted	297,783	94.42	–
Options exercised	(219,973)	64.73	–
Options cancelled	(35,102)	79.20	–
Options outstanding at December 31, 2024	631,242	74.73	–
Options granted	306,800	91.45	–
Options exercised	(142,364)	65.99	–
Options cancelled	(6,333)	78.77	–
Options outstanding at September 30, 2025	789,345	$82.78	$30,575,000

Options exercisable at September 30, 2025	265,750	$73.96	$12,636,000

Options Outstanding September 30, 2025	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
236,279	$53.94	-	$71.64	$59.34	2.1
553,066	$90.62	-	$106.48	92.79	4.0
789,345				$82.78	3.4

Note 14 – Income Taxes

The Company's income tax provision as a percentage of our income before income taxes was 24.6% and 26.4% for the three months ended September 30, 2025 and 2024, respectively.

The Company's income tax provision as a percentage of our income before income taxes was 25.2% and 26.3% for the nine months ended September 30, 2025 and 2024, respectively.

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

On July 4, 2025, President Donald Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the year ended December 31, 2025, the Company continues to evaluate all deferred tax balances under the newly enacted tax law and identify any changes required to its financial statements as a result of the OBBBA. The Company is still evaluating the impact of the OBBBA, and the results of such evaluations will be reflected on the Company’s Form 10-K for the year ended December 31, 2025.

Note 15 – Long-Term Debt

Long–term debt consists of the following (dollars in thousands):

	Interest rate at September 30, 2025 (Variable)	Maturity	September 30, 2025	December 31, 2024
Credit facility, interest payable monthly	5.7%	2029	$73,125	$137,000
Less current portion			(7,500)	(7,500)
Total long-term debt			$65,625	$129,500

On August 1, 2024, the Company entered into a $200,000,000 senior credit facility with a five-year term consisting of a $150,000,000 term facility and a $50,000,000 revolving line of credit (the “Credit Facility”).  The Credit Facility is for general corporate purposes, including working capital and acquisitions.  The loans bear interest at either (i) Term Secured Overnight Financing Rate (“SOFR”) for interest periods of one, three or six months, plus the applicable margin or, at NHC’s option, (ii) the Base Rate plus the applicable margin.  The applicable margin is an interest rate per annum between 1.30% and 1.65% for Term SOFR loans and between .30% and .65% for Base Rate loans, depending upon the Company meeting certain conditions. The revolving line of credit contains a commitment fee equal to 0.25% of the unused borrowing capacity. There are no amounts outstanding on the revolving line of credit at September 30, 2025.

NHC’s obligations under the Credit Facility are unsecured. The Credit Facility contains customary representations and warranties, financial covenants, and other customary affirmative and negative covenants. The Credit Facility also contains customary events of default. As of September 30, 2025, the Company is compliant with all financial covenants.  Based on level 2 inputs, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt based upon the interest rates that the Company believes it can currently obtain for similar debt.

The aggregate maturities of long–term debt for the five years subsequent to September 30, 2025 are as follows (in thousands):

Long–Term Debt
2025	$1,875
2026	7,500
2027	7,500
2028	7,500
2029	48,750
Total	$73,125

Note 16 – Contingencies, Commitments and Other Matters

National Health Investors, Inc. Lease

As discussed in Note 7 - Long-Term Leases, our wholly-owned subsidiary, NHC/OP, L.P. ("the tenant"), is the tenant under a Master Agreement to Lease with NHI dated October 17, 1991, as amended (the "Master Lease"), for 32 skilled nursing facilities and three independent living centers (collectively, the "Leased Property"). On July 29, 2025, the Tenant received a letter from NHI notifying the Tenant of allegations it was not in compliance with four non-monetary provisions of the Master Lease and requesting compliance by August 29, 2025.

The Tenant's legal counsel sent NHI's legal counsel a letter dated August 15, 2025 stating the Tenant's belief that the Tenant was in compliance with the Master Lease and requesting clarifying information so that it could expeditiously and adequately address any alleged potential non-compliance with the Master Lease.

NHI’s counsel’s first substantive response to the August 15, 2025 letter was a letter dated September 8, 2025 formally alleging the Tenant is in default under the Master Lease as a result of the Tenant’s non-compliance with the same four non-monetary provisions of the Master Lease, stating that the cure period under the Master Lease (discussed below) was commencing, and stating that failure to cure the alleged defaults within thirty (30) days would result in an “Event of Default” under the Master Lease, entitling the Landlord to pursue any and all remedies under the Master Lease. The September 8, 2025 letter also included limited clarification on the allegations made in the July 29, 2025 letter.

Under the Master Lease, an “Event of Default” occurs with respect to the areas of alleged non-monetary non-compliance, if such non-compliance continues for a period of thirty (30) days after written notice is given to the Tenant by NHI; or, if by reason of the nature of such non-compliance, it cannot be remedied within thirty (30) days, the Tenant fails to proceed with reasonable diligence (satisfactory to NHI) after receipt of the notice to cure the alleged non-compliance.

The Tenant continues to dispute that the alleged areas of non-monetary non-compliance represent a default under the Master Lease and believes that any areas that do represent non-compliance are subject only to the obligation to proceed with reasonable diligence to cure the alleged non-compliance, and that the Tenant has so proceeded. The Tenant continues to review the allegations and has been and intends to continue to remain in communication with NHI and NHI’s counsel concerning NHI’s allegations.

Prior to the Landlord’s initial July 29, 2025 letter, the Tenant began negotiations with the Landlord concerning the Master Lease and intends to continue these negotiations while addressing the non-monetary matters alleged in the September 8, 2025 letter. Any termination of the Master Lease that deprives the Tenant of the benefit of the continuing right to occupy the Leased Property through the renewal terms of the Master Lease could have a material adverse impact on our results of operations, cash flows and financial position.  Based on our present knowledge of the facts, we do not believe a material loss is probable.

Accrued Risk Reserves

We have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned and leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $114,032,000 and $103,616,000 at September 30, 2025 and December 31, 2024, respectively. The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

On June 23, 2025, a Notice of Election to Decline Intervention (the “Notice of Declination”) was filed by the United States of America, the State of Tennessee, the Commonwealth of Virginia, and the State of Georgia, in a case styled U.S. ex rel. Marshall v. Caris HealthCare, L.P., Case No. 3:23-CV-00330, in the U.S. District Court for the Eastern District of Tennessee (the “Qui Tam Case”).  Subsequent to the Notice of Declination filing, an underlying qui tam complaint, originally filed on September 12, 2023, was unsealed.  Following the Notice of Declination, the relators filed a Notice of Voluntary Dismissal on September 25, 2025, which concluded the matter.

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

Note 17 – Subsequent Events

In October 2025, we sent NHI a notice of our exercise of our option to renew the Master Lease for one five-year term commencing January 1, 2027. See Note 7 - Long-Term Leases and Note 16 - Contingencies and Commitments for further discussion concerning the Master Lease.

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

●

liabilities and other claims asserted against us, including patient care liabilities, as well as the resolution of current litigation (see Note 16 to Interim Condensed Consolidated Financial Statements included in this Form 10-Q);

●	the status of our lease with National Health Investors, Inc. ("NHI"), including allegations of non-monetary default by NHI and the expiration of the current term at December 31, 2026;

●	the ability to attract and retain qualified personnel;

●	the availability and terms of capital to fund acquisitions and capital improvements;

●	the competitive environment in which we operate;

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

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of September 30, 2025, we operate or manage, through certain affiliates, 80 skilled nursing facilities with a total of 10,329 licensed beds, 26 assisted living facilities with 1,413 units, nine independent living facilities, three behavioral health hospitals, 34 homecare agencies, and 33 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 9 states and are located primarily in the southeastern United States.

Summary of Goals and Areas of Focus

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for the three months ending September 30, 2025 was 90.0% compared to 88.3% for the same period a year ago.  For the nine months ended September 30, 2025, overall census in our owned and leased skilled nursing facilities was 89.6% compared to 88.6% for the same period a year ago.

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

The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of September 30, 2025:

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

On August 1, 2024, the Company purchased the assets of White Oak Management, Inc. ("White Oak"). The White Oak portfolio consisted of 15 skilled nursing facilities, two assisted living facilities, four independent living facilities, and a long-term care pharmacy. The White Oak operations have 1,928 licensed skilled nursing beds, 48 assisted living units, and 302 independent living units in the states of South Carolina and North Carolina.

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $114,032,000 at September 30, 2025 and are a primary area of management focus. We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

Government Reimbursement Programs

Medicare – Skilled Nursing Facilities

In July 2025, CMS released its final rule outlining fiscal year 2026 Medicare payment rates and policy changes for skilled nursing facilities, which began on October 1, 2025. The fiscal year 2026 rule equates to a net 3.2% increase in Medicare Part A payments to SNFs in fiscal year 2026 compared to 2025 levels. The rule includes a market basket increase of 3.3%, an increase of 0.6% to the market basket forecast error adjustment, and a negative 0.7% productivity adjustment. These figures do not incorporate the SNF Value Based Purchasing (“VBP”) reduction for certain SNFs subject to the net reduction in payments under the SNF VBP; those adjustments are estimated to total $208.4 million in fiscal year 2026.

In July 2024, CMS released its final rule outlining fiscal year 2025 Medicare payment rates and policy changes for skilled nursing facilities, which began on October 1, 2024. The fiscal year 2025 rule equated to a net 4.2% increase in Medicare Part A payments to SNFs in fiscal year 2025 compared to 2024 levels. The rule included a market basket increase of 3.0%, an increase of 1.7% to the market basket forecast error adjustment, and a negative 0.5% productivity adjustment. This final rule also changed CMS’ enforcement policies to impose more equitable and consistent civil monetary penalties ("CMPs") for health and safety violations as part of the agency’s ongoing work to increase the safety and care provided in America’s nursing homes. CMS revised the regulation to expand the type of CMPs that can be imposed to allow for more per instance and per day CMPs to be imposed, as appropriate. The 2025 final rule also updated the SNF Quality Reporting Program ("QRP") to better account for adverse social conditions that negatively impact individuals’ health or healthcare. CMS also finalized its proposal to adopt a data validation process for the SNF QRP beginning the same year.

For the first nine months of 2025, our average Medicare per diem rate for skilled nursing facilities increased 5.9% as compared to the same period in 2024.

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

For the first nine months of 2025, our average Medicaid per diem increased 3.6% compared to the same period in 2024.

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

Medicare – Homecare Programs

In November 2024, CMS released its final rule outlining fiscal year 2025 Medicare payment rates. CMS projected payments to home health agencies in fiscal year 2025 will increase by 0.5% or $85 million, relative to the prior year. This increase reflects a 2.7% home health payment update, reduced by a 1.8% decrease that reflects the permanent behavior adjustment and an estimated 0.4% decrease that reflects the updated fixed-dollar loss ratio for outlier payments. As required by the Bipartisan Budget Act of 2018, this rule proposes a permanent prospective adjustment to the CY2025 home health payment rate to account for the impact of implementing the Patient-Driven Groupings Model (“PDGM”). This adjustment accounts for differences between assumed behavior changes and actual behavior changes on estimated aggregate expenditures due to the CY2020 implementation of PDGM and the change to a 30-day unit of payment.

In June 2025, CMS released its proposed rule outlining fiscal year 2026 Medicare payment rates. CMS projects payments to home health agencies in fiscal year 2026 will decrease by 6.4% or $1.1 billion, relative to the prior year. This update includes a 3.2% market basket update, reduced by a 0.8 percentage point cut for productivity. The rule also includes several reductions that CMS proposes as necessary to achieve budget neutral implementation of PDGM, including a 4.1% permanent reduction to the standard payment rate to prevent future overpayments. In addition to the proposed permanent adjustment, CMS also proposes to apply a 5.0% temporary adjustment on a prospective basis to account for retrospective PDGM overpayments. CMS states they are not proposing a future reduction would be applied after fiscal year 2026, but they will continue to analyze claims data each year for further temporary adjustments. CMS states the CMS also proposes a 0.5% reduction related to high-cost outlier payments.

Medicare – Hospice

In August 2025, CMS released its final rule outlining fiscal year 2026 Medicare payment rates. CMS issued a rate increase of 2.6%, or $750 million, effective October 1, 2025. This increase results from the proposed 3.3% inpatient hospital market basket percentage increase reduced by a proposed 0.7% point productivity adjustment, required by law. The FY2026 hospice payment update also includes an update to the statutory aggregate cap amount, which limits the overall payments per patient that are made annually. The proposed hospice cap amount for FY2026 is $35,361.

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended September 30, 2025
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$331,349	$39,640	$-	$370,989
Other revenues	393	-	11,279	11,672
Net operating revenues	331,742	39,640	11,279	382,661

Costs and expenses:
Salaries, wages, and benefits	195,745	23,788	13,643	233,176
Other operating	86,745	6,664	3,195	96,604
Rent	8,823	601	1,921	11,345
Depreciation and amortization	10,219	141	798	11,158
Total costs and expenses	301,532	31,194	19,557	352,283

Income/(loss) from operations	30,210	8,446	(8,278)	30,378
Non-operating income	-	-	4,660	4,660
Interest expense	(1,456)	-	-	(1,456)
Unrealized gains on marketable equity securities	-	-	20,827	20,827

Income before income taxes	$28,754	$8,446	$17,209	$54,409

	Three Months Ended September 30, 2024
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$293,026	$35,648	$-	$328,674
Other revenues	370	-	11,154	11,524
Net operating revenues and grant income	293,396	35,648	11,154	340,198

Costs and expenses:
Salaries, wages, and benefits	175,241	21,456	16,698	213,395
Other operating	72,384	6,612	3,513	82,509
Rent	8,422	602	1,862	10,886
Depreciation and amortization	9,632	172	815	10,619
Total costs and expenses	265,679	28,842	22,888	317,409

Income/(loss) from operations	27,717	6,806	(11,734)	22,789
Non-operating income	-	-	4,224	4,224
Interest expense	(1,742)	-	-	(1,742)
Unrealized gains on marketable equity securities	-	-	32,767	32,767

Income before income taxes	$25,975	$6,806	$25,257	$58,038

	Nine Months Ended September 30, 2025
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$981,838	$114,107	$-	$1,095,945
Other revenues	1,197	-	34,126	35,323
Net operating revenues	983,035	114,107	34,126	1,131,268

Costs and expenses:
Salaries, wages, and benefits	578,824	69,375	39,641	687,840
Other operating	252,064	20,969	7,971	281,004
Rent	26,486	1,790	5,762	34,038
Depreciation and amortization	30,380	402	2,369	33,151
Total costs and expenses	887,754	92,536	55,743	1,036,033

Income/(loss) from operations	95,281	21,571	(21,617)	95,235
Non-operating income	-	-	13,871	13,871
Interest expense	(5,555)	-	-	(5,555)
Unrealized gains on marketable equity securities	-	-	26,748	26,748

Income before income taxes	$89,726	$21,571	$19,002	$130,299

	Nine Months Ended September 30, 2024
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$790,664	$103,751	$-	$894,415
Other revenues	710	-	33,462	34,172
Government stimulus income	-	-	9,445	9,445
Net operating revenues and grant income	791,374	103,751	42,907	938,032

Costs and expenses:
Salaries, wages, and benefits	474,190	63,761	38,658	576,609
Other operating	207,883	18,977	11,232	238,092
Rent	24,795	1,736	5,273	31,804
Depreciation and amortization	27,646	545	2,352	30,543
Total costs and expenses	734,514	85,019	57,515	877,048

Income/(loss) from operations	56,860	18,732	(14,608)	60,984
Non-operating income	-	-	14,865	14,865
Interest expense	(1,788)	-	-	(1,788)
Unrealized gains on marketable equity securities	-	-	56,290	56,290

Income before income taxes	$55,072	$18,732	$56,547	$130,351

Results of Operations

The following table and discussion set forth items from the interim condensed consolidated statements of operations as a percentage of net operating revenues and grant income for the three and nine months ended September 30, 2025 and 2024.

Percentage of Net Operating Revenues

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Net operating revenues and grant income	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Salaries, wages, and benefits	60.9	62.7	60.8	61.5
Other operating	25.2	24.3	24.8	25.4
Facility rent	3.0	3.2	3.0	3.4
Depreciation and amortization	3.0	3.1	2.9	3.3
Total costs and expenses	92.1	93.3	91.5	93.6
Income from operations	7.9	6.7	8.5	6.4
Non–operating income	1.2	1.3	1.2	1.5
Interest expense	(0.4)	(0.5)	(0.5)	(0.1)
Unrealized gains on marketable equity securities	5.5	9.6	2.4	6.1
Income before income taxes	14.2	17.1	11.6	13.9
Income tax provision	(3.5)	(4.5)	(3.0)	(3.7)
Net income	10.7	12.6	8.6	10.2
Net (income)/loss attributable to noncontrolling interest	(0.4)	0.0	(0.2)	0.0
Net income attributable to stockholders of NHC	10.3	12.6	8.4	10.2

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Results for the quarter ended September 30, 2025 compared to the third quarter of 2024 include a 12.5% increase in net operating revenues. The net operating revenues increase was due to a 8.7% increase in same-facility net operating revenues, as well as the August 1, 2024 acquisition of White Oak.

For the quarter ended September 30, 2025, GAAP net income attributable to NHC was $39,239,000 compared to net income of $42,789,000 for the same period in 2024. Excluding the unrealized gains and losses in our marketable equity securities portfolio and other non-GAAP adjustments, adjusted net income for the quarter ended September 30, 2025 was $24,744,000 compared to $19,910,000 for the same period in 2024, an increase of 24.3%. The increase in non-GAAP earnings for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to the continued increase in skilled nursing census, skilled nursing per diem increases from some of our government payors, the continued reduction of agency staffing expense, and the White Oak operations being accretive to earnings.

Net operating revenues and grant income

Net patient revenues increased $42,315,000, or 12.9%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the quarter averaged 90.0%, compared to an average of 88.3% for the same quarter a year ago. Overall, the composite skilled nursing facility per diem was flat compared to the same quarter a year ago. Our Medicare per diem rates increased 6.1% and managed care per diem rates decreased 7.1% compared to the same quarter a year ago. The average managed care per diem is lower due to the delayed timing of incentive quality payments from our NHC Advantage managed care program.  Excluding the incentive quality payments from NHC Advantage, the average Medicare Advantage skilled nursing per diem increased 2.7% during the third quarter of 2025 compared to the same period a year ago.  Medicaid per diem rates decreased 1.9% and private pay per diem rates increased 3.5% compared to the same quarter a year ago. For the three months ended September 30, 2025 and 2024, respectively, $1,838,000 and $5,267,000 have been included in our net patient revenues for supplemental Medicaid payments.

The White Oak operations attributed to an increase of $20,026,000 in net patient revenues for the quarter ended September 30, 2025 compared to the same period in 2024.

Other revenues increased $148,000, or 1.3%, compared to the same quarter last year, as further detailed in Note 4 to our interim condensed consolidated financial statements.

Total costs and expenses

Total costs and expenses for the three months ended September 30, 2025 compared to the same period of 2024 increased $34,874,000, or 11.0% to $352,283,000 from $317,409,000.

Salaries, wages, and benefits increased $19,781,000, or 9.3%, to $233,176,000 from $213,395,000. Salaries, wages, and benefits as a percentage of net operating revenues was 60.9% compared to 62.7% for the three months ended September 30, 2025 and 2024, respectively. Although we continue to face workforce and labor shortages within all of our operations, we are working diligently to find solutions to reduce and eliminate agency nurse staffing expense within our healthcare operations. For the third quarter of 2025, our agency nurse staffing expense was $1,207,000 compared to $3,099,000 for the third quarter of 2024.

The White Oak operations attributed to an increase of $13,158,000 in salaries, wages, and benefits for the three months ended September 30, 2025 compared to the same period in the prior year.

Other operating expenses increased $14,095,000, or 17.1%, to $96,604,000 for the 2025 period compared to $82,509,000 for the 2024 period. Other operating expenses as a percentage of net operating revenues was 25.2% and 24.3% for the three months ended September 30, 2025 and 2024, respectively. The White Oak operations attributed to an increase of $5,357,000 in other operating expenses for the three months ended September 30, 2025 as compared to the same period in the prior year. We also incurred unfavorable claims activity within our professional liability captive insurance company during the third quarter of 2025.  The unfavorable claims activity resulted in additional other operating expenses of $4,219,000 for the third quarter of 2025 compared to the same period in the prior year.

Other income

Non–operating income increased by $436,000 compared to the same period last year, as further detailed in Note 5 to our interim condensed consolidated financial statements.

Income taxes

The income tax provision for the three months ended September 30, 2025 is $13,400,000 (an effective income tax rate of 24.6%).

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

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Results for the nine months ended September 30, 2025 compared to the same period of 2024 include a 20.6% increase in net operating revenues and grant income. The net operating revenues increase was due to a 9.2% increase in same-facility net operating revenues, as well as the August 1, 2024 acquisition of White Oak.

For the nine months ended September 30, 2025, GAAP net income attributable to NHC was $95,166,000 compared to net income of $95,846,000 for the same period in 2024. Excluding the unrealized gains in our marketable equity securities portfolio and other non-GAAP adjustments, adjusted net income for the nine months ended September 30, 2025 was $75,293,000 compared to $50,909,000 for the same period in 2024, an increase of 47.9%. The increase in non-GAAP earnings for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to the continued increase in skilled nursing census, skilled nursing per diem increases from some of our government payors, the continued reduction of agency staffing expense, and the White Oak operations being accretive to earnings.

Net operating revenues and grant income

Net patient revenues increased $201,530,000, or 22.5%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the nine months ended September 30, 2025 averaged 89.6%, compared to an average of 88.6% for the same period a year ago. Overall, the composite skilled nursing facility per diem increased 3.7% compared to the same period a year ago. Our Medicare per diem rates increased 5.9% and managed care per diem rates increased 2.0% compared to the same period a year ago. The average managed care per diem is lower due to the delayed timing of incentive quality payments from our NHC Advantage managed care program.  Excluding the incentive quality payments from NHC Advantage, the average Medicare Advantage skilled nursing per diem increased 5.3% for the nine months ending September 30, 2025 compared to the same period a year ago. Medicaid and private pay per diem rates increased 3.6% and 7.2%, respectively, compared to the same period a year ago. For the nine months ended September 30, 2025 and 2024, respectively, $5,522,000 and $11,314,000 have been included in our net patient revenues for supplemental Medicaid payments.

The White Oak operations attributed to an increase of $133,606,000 in net patient revenues for the nine months ended September 30, 2025 compared to the same period in 2024.

Other revenues increased $1,151,000, or 3.4%, compared to the same period last year, as further detailed in Note 4 to our interim condensed consolidated financial statements.

Total costs and expenses

Total costs and expenses for the nine months ended September 30, 2025 compared to the same period of 2024 increased $158,985,000, or 18.1% to $1,036,033,000 from $877,048,000.

Salaries, wages, and benefits increased $111,231,000, or 19.3%, to $687,840,000 from $576,609,000. Salaries, wages, and benefits as a percentage of net operating revenues was 60.8% compared to 61.5% for the nine months ended September 30, 2025 and 2024, respectively. Although we continue to face workforce and labor shortages within all of our operations, we are working diligently to find solutions to reduce and eliminate agency nurse staffing expense within our healthcare operations. For the nine months ended September 30, 2025, our agency nurse staffing expense was $3,675,000 compared to $12,483,000 for the same period of 2024.

The White Oak operations attributed to an increase of $87,741,000 in salaries, wages, and benefits for the nine months ended September 30, 2025 compared to the same period in the prior year.

Other operating expenses increased $42,912,000, or 18.0%, to $281,004,000 for the 2025 period compared to $238,092,000 for the 2024 period. Other operating expenses as a percentage of net operating revenues was 24.8% and 25.4% for the nine months ended September 30, 2025 and 2024, respectively. The White Oak operations attributed to an increase of $30,941,000 in other operating expenses for the nine months ended September 30, 2025 as compared to the same period in the prior year. We have also incurred unfavorable claims activity within our professional liability captive insurance company during 2025.  The unfavorable claims activity resulted in additional other operating expenses of $6,685,000 for the nine months ending September 30, 2025 compared to the same period in the prior year.

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

Other income

Non–operating income decreased by $994,000 compared to the same period last year, as further detailed in Note 5 to our interim condensed consolidated financial statements. In January 2024, the Company sold its ownership interest in a homecare agency located in Nashville, Tennessee. The total consideration paid to the company was $2,100,000, which resulted in a gain of $1,024,000

Income taxes

The income tax provision for the nine months ended September 30, 2025 is $32,887,000 (an effective income tax rate of 25.2%).

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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes the unrealized gains or losses on our marketable equity securities, gains on sales of assets, and share-based compensation expense is helpful in allowing investors to assess the Company’s operations more accurately.

The tables below provide reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024

Net income attributable to National Healthcare Corporation	$39,239	$42,789	$95,166	$95,846
Non-GAAP adjustments:
Unrealized gains on marketable equity securities	(20,827)	(32,767)	(26,748)	(56,290)
Operating results for newly opened facilities or agencies not at full capacity	-	120	-	140
Share-based compensation expense	1,239	1,093	3,499	3,062
Gain on sale of property and equipment	-	-	(3,606)	-
Gain on sale of unconsolidated company	-	-	-	(1,024)
Acquisition-related expenses	-	637	-	2,831
Employee retention credit	-	-	-	(9,445)
Income tax expense on non-GAAP adjustments	5,093	8,038	6,982	15,789
Non-GAAP Net income	$24,744	$19,910	$75,293	$50,909

GAAP diluted earnings per share	$2.50	$2.73	$6.10	$6.15
Non-GAAP adjustments:
Unrealized gains on marketable equity securities	(1.33)	(2.09)	(1.71)	(3.59)
Operating results for newly opened facilities or agencies not at full capacity	-	0.01	-	0.01
Share-based compensation expense	0.08	0.07	0.22	0.20
Gain on sale of property and equipment	-	-	(0.23)	-
Gain on sale of unconsolidated company	-	-	-	(0.07)
Acquisition-related expenses	-	0.04	-	0.18
Employee retention credit	-	-	-	(0.62)
Income tax expense on non-GAAP adjustments	0.33	0.51	0.45	1.01
Non-GAAP diluted earnings per share	$1.58	$1.27	$4.83	$3.27

Liquidity, Capital Resources, and Financial Condition

Our primary sources of cash include revenues from the operations of our healthcare and senior living facilities, management and accounting services, rental income, and investment income. Our primary uses of cash include salaries, wages and other operating costs of our healthcare and senior living facilities, the cost of additions to and acquisitions of real property, facility rent expenses, long-term debt payments, and dividend distributions. These sources and uses of cash are reflected in our interim condensed consolidated statements of cash flows and are discussed in further detail below.

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Nine Months Ended September 30		Nine Month Change
	2025	2024	$	%
Cash, cash equivalents, restricted cash, and restricted cash equivalents, at beginning of period	$96,922	$125,968	$(29,046)	(23.1)%

Cash provided by operating activities	168,271	94,514	73,757	78.0

Cash used in investing activities	(20,924)	(225,048)	204,124	90.7

Cash (used in)/provided by financing activities	(92,735)	119,640	(212,375)	(177.5)

Cash, cash equivalents, restricted cash, and restricted cash equivalents, at end of period	$151,534	$115,074	$36,460	31.7%

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2025 was $168,271,000 as compared to $94,514,000 in the same period last year. Cash provided by operating activities consisted of net income of $97,412,000 and adjustments for non–cash items of $8,384,000. There was cash provided by working capital in the amount of $62,731,000 for the nine months ended September 30, 2025 compared to $7,015,000 for the same period a year ago.

Included in the adjustments for non-cash items are depreciation expense, equity in earnings of unconsolidated investments, unrealized gains on our marketable equity securities, gain on sale of an unconsolidated company, gain on sale of property and equipment, deferred taxes, and stock compensation.

Investing Activities

Net cash used in investing activities totaled $20,924,000 for the nine months ended September 30, 2025, compared to $225,048,000 for the nine months ended September 30, 2024. Cash used for property and equipment additions was $26,049,000 and $19,944,000 for the nine months ended September 30, 2025 and 2024, respectively. In 2025, we contributed capital of $3,123,000 for two joint venture, multi-family developments that are under construction in Nashville, Tennessee compared to $8,370,000 for the same period in the prior year. Proceeds from the sale of marketable securities, net of purchases, resulted in cash provided by investing activities of $7,736,000 for the nine months ended September 30, 2025 compared to $15,040,000 for the same period a year ago.

On August 1, 2024, the acquisition of White Oak Senior Living resulted in cash used of $215,896,000. In January 2024, the Company sold its ownership interest in a homecare agency resulting in proceeds from the sale of $2,100,000.

Financing Activities

Net cash used in financing activities totaled $92,735,000 for the nine months ended September 30, 2025 compared to cash provided by financing activities in the amount of $119,640,000 for the nine months ended September 30, 2024. During the first nine months of 2025, cash of $63,875,000 was used to pay down the outstanding principal balance of the long-term debt. Cash used for dividend payments to common stockholders totaled $28,773,000 in the current year period compared to $27,545,000 for the same period a year ago. Proceeds from the issuance of common stock totaled $9,415,000 and $13,471,000 for the nine months ended September 30, 2025 and 2024, respectively. We repurchased common shares outstanding in the amount of $9,566,000 and $13,502,000 for the nine months ended September 30, 2025 and 2024, respectively.

In 2024, the funding for the White Oak acquisition was provided by the Company’s cash on hand and borrowings under the credit facility of $150,000,000.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, we have current cash on hand of $130,629,000 and unrestricted marketable equity securities of $166,754,000. We also have unencumbered real estate and the borrowing capacity on our $50 million available line of credit. We believe these various resources are adequate to meet our contractual obligations and growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $130,629,000, our unrestricted marketable equity securities of $166,754,000, and our borrowing capacity on the $50 million available line of credit. We also have substantial value in our unencumbered real estate assets, which could potentially be used as collateral in future borrowing opportunities.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At September 30, 2025, we have available for sale marketable debt securities in the amount of $122,912,000. The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

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

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At September 30, 2025, the fair value of our marketable equity securities is approximately $184,236,000. Of the $184.2 million equity securities portfolio, our investment in NHI comprises approximately $129.6 million, or 70.4%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $18.4 million. At September 30, 2025, our equity securities had net unrealized gains of $141.3 million. Of the $141.3 million of net unrealized gains, $104.9 million is related to our investment in NHI.

Item 4.	Controls and Procedures.

As of September 30, 2025, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of prior, current, and pending litigation of material significance to NHC, please see Note 16 to Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Item 1A.	Risk Factors.

During the nine months ended September 30, 2025, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, except for the addition of the following risk factor.

The status of our lease with National Health Investors, Inc. creates uncertainties and risks to our future operations. A significant portion of our skilled nursing and independent living facilities are subject to a long-term Master Agreement to Lease with National Health Investors, Inc. (“NHI”), which we refer to as the Master Lease. On July 29, 2025, NHI notified us of alleged non-compliance with certain non-monetary provisions of the Master Lease. On September 8, 2025, NHI formally alleged that the tenant under the lease, our wholly owned subsidiary NHC/OP, L.P., is in default as a result of alleged non-compliance with four non-monetary provisions, and indicated that failure to cure the alleged defaults within the applicable cure period would constitute an “Event of Default,” entitling NHI to pursue any remedies available under the agreement, including termination. We dispute that any default has occurred and we continue to communicate with NHI to resolve these matters.  For a further discussion of our response to NHI’s allegations, please see Note 7 - Long-Term Leases to Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

In October 2025, we provided NHI with a notice of our intent to exercise our right to extend the Master Lease for an additional five-year term beginning January 1, 2027. Under the Master Lease, the base rent for any renewal term is to be the fair rental value of the leased property as negotiated between the parties, without regard to improvements we made voluntarily at our expense. There is no assurance, however, that we will reach agreement with NHI on the base rent or other renewal terms. Further, if NHI asserts that an “Event of Default” has occurred or raises other objections to our extension notice, NHI may seek to terminate our occupancy of the leased properties.

Failure to resolve the current disputes with NHI or a failure to secure renewal of the Master Lease on acceptable terms could result in the loss of our right to occupy and operate some or all of the affected facilities, or subject us to damages, acceleration of rent, or other remedies in favor of NHI. Even if a default is ultimately determined not to have occurred, the process of resolving such disputes may result in significant legal and other expenses and could distract management from other priorities. The loss of these facilities or an increase in lease-related expenses could have a material adverse effect on our business, future results of operations, cash flows, financial condition, and liquidity.

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: November 6, 2025	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer

Date: November 6, 2025	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Chief Financial Officer