Form 10-K
period 2025-12-31
NATIONAL HEALTHCARE CORP
filed 2026-02-26
CIK 1047335

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of Common Stock held by non–affiliates on June 30, 2025 (based on the closing price of such shares on the NYSE American) was approximately $900.6 million. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant’s Common Stock have been deemed affiliates of the Registrant.

The number of shares of Common Stock outstanding as of February 25, 2026 was 15,541,309.

Documents Incorporated by Reference

The following documents are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10–K:

The Registrant’s definitive proxy statement for its 2026 shareholder’s meeting.

Table of Contents

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

Description of the Business

The following table summarizes our operations by ownership status as of December 31, 2025:

	Owned	Leased	Managed	Total
Skilled Nursing Facilities
Number of facilities	43	29	8	80
Percentage of total	53.7%	36.3%	10.0%	100.0%
Licensed beds	5,485	3,865	979	10,329
Percentage of total	53.1%	37.4%	9.5%	100.0%

Assisted Living Facilities
Number of facilities	19	5	2	26
Percentage of total	73.1%	19.2%	7.7%	100.0%
Units	1,309	70	34	1,413
Percentage of total	92.6%	5.0%	2.4%	100.0%

Independent Living Facilities
Number of facilities	5	3	1	9
Percentage of total	55.6%	33.3%	11.1%	100.0%
Retirement apartments	396	245	136	777
Percentage of total	51.0%	31.5%	17.5%	100.0%

Behavioral Health Hospitals
Number of facilities	3	–	–	3
Percentage of total	100.0%	–	–	100.0%
Licensed beds	102	–	–	102
Percentage of total	100.0%	–	–	100.0%

Homecare Agencies	34	–	–	34
Hospice Agencies	33	–	–	33

Net Patient Revenues. The services we provide include a comprehensive range of health care services. In fiscal year 2025, 96.8% of our net operating revenues were derived from such health care services. Highlights of health care services activities during 2025 were as follows:

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

	Year Ended December 31,
	2025	2024	2023
Overall census	89.7%	88.6%	87.9%

●

Rehabilitative Services. Our licensed therapists provide physical, speech, respiratory and occupational therapy for patients recovering from strokes, heart attacks, orthopedic conditions, neurological illnesses, or other illnesses, injuries, or disabilities. We maintained a rehabilitation staff of over 1,230 highly trained, professional therapists in 2025. Most of our rehabilitative services are for patients in our owned, leased and managed skilled nursing facilities. However, we also provide services to 48 additional health care providers. Our rates for these services are competitive with other market rates.

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

●

Assisted Living Facilities. Our assisted living facilities provide personal care services and assistance with general activities of daily living such as dressing, bathing, meal preparation and medication management. We perform resident assessments to determine what services are desired or required, and our qualified staff encourages residents to participate in a range of activities. In 2025, the rate of occupancy was 84.3% compared to 81.1% in 2024. Certificates of Need (“CONs”) are not required to build these projects in most states, and we believe overbuilding has occurred in some of our markets.

●

Independent Living Facilities. Our independent living facilities offer specially designed residential units for the active and ambulatory elderly and provide various ancillary services for our residents, including restaurants, activity rooms and social areas. Charges for services are paid from private sources without assistance from governmental programs. Independent living facilities may be licensed and regulated in some states, but do not require the issuance of a CON as is required for skilled nursing facilities. We have, in several cases, developed independent living facilities adjacent to our nursing facilities. These units are rented by the month; thus, these facilities offer an expansion of our continuum of care. We believe these independent living units offer a positive marketing aspect to all our senior care offerings and services. In 2025, the rate of occupancy was 93.8% compared to 93.2% in 2024.

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

●

Homecare Agencies. Our home health agencies (“homecares”) assist those who wish to stay at home or in assisted living residences but still require some degree of medical care or assistance with daily activities. Registered and licensed practical nurses and therapy professionals provide skilled services such as infusion therapy, wound care and physical, occupational and speech therapies. Home health aides may assist with daily activities such as assistance with walking and getting in and out of bed, personal hygiene, medication assistance, light housekeeping and maintaining a safe environment. Under the Medicare reimbursement payment system, we receive a prospectively determined amount per patient per 30-day period of care. Under our managed care contracts, we may receive a period of care payment or be paid by a per-visit payment model. In 2025, we served an average census of 3,834 patients and provided 339,344 visits.

●

Hospice Agencies. We provide hospice care through Caris Healthcare (“Caris”), a wholly owned subsidiary of NHC. Caris specializes in providing hospice and palliative care to over 1,647 patients per day in 33 locations in Georgia, Missouri, South Carolina, Tennessee, and Virginia. Under the Medicare reimbursement payment system, Medicare pays a daily rate to cover the costs for providing services included in the patient care plan. Medicare makes daily payments based on 1 of 4 levels of hospice care. All hospice care and services offered to patients and their families must follow an individualized written plan of care that meets the patient’s needs.

●

Pharmacy Operations. At December 31, 2025, we operated five regional pharmacy locations (two locations each in Tennessee and South Carolina and one location in Missouri). These pharmacies primarily service our patients that are in an inpatient setting using a central location to deliver pharmaceutical supplies. Our regional pharmacies bill Medicare Part D Prescription Drug Plans (PDPs) electronically and directly for inpatients who have selected a PDP.

●

Institutional Special Needs Plan (“I-SNP”).  Our I-SNP, which is called NHC Advantage, is a managed care insurance company that restricts enrollment to Medicare Advantage eligible individuals who, for 90 days or longer, have had or are expected to need the level of services provided in a skilled nursing facility. We believe the I-SNP benefits our patients by providing nurse practitioners and care-coordination teams that continue to enhance the patient-centered experience and our quality of patient care. The I-SNP receives a per member, per month premium from Medicare which covers the members' same health care benefits as original Medicare, as well as additional benefits including preventive screenings and routine vision coverage. At December 31, 2025, the I-SNP operated in the states of Tennessee, Missouri, and South Carolina with approximately 1,300 members enrolled in the plan.

Other Revenues. We generate revenues from management, accounting and financial services to third party operators of healthcare facilities, from insurance services to our managed healthcare facilities, and from rental income. In fiscal year 2025, 3.2% of our net operating revenues were derived from such sources. The significant sources of our other revenues are described as follows:

●

Management, Accounting and Financial Services. We provide management services to skilled nursing facilities, assisted living facilities and independent living facilities operated by third party operators. We typically charge 6% of the managed centers’ net operating revenues as a fee for these services. Additionally, we provide accounting and financial services to other healthcare operators. As of December 31, 2025, we perform management services for eleven healthcare facilities and accounting and financial services for 14 healthcare facilities.

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

Government Stimulus Income. The Employee Retention Credit (“ERC”) was established by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and intended to help businesses retain their workforce and avoid layoffs during the pandemic. The ERC provided a per employee credit to eligible businesses based on a percentage of qualified wages and health insurance benefits paid to employees. The qualified wages and health insurance benefits paid by the Company were related to the second, third, and fourth quarters of 2020. All conditions related to the ERC were met during 2024. The Company recorded $9,445,000 of government stimulus income related to the ERC credit for the year ended December 31, 2024.

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

The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of December 31, 2025:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	80
Number of 4 and 5-star rated skilled nursing facilities	50
Percentage of 4 and 5-star rated skilled nursing facilities	62.5%	38.6%
Average rating for all skilled nursing facilities, end of period	3.83	2.95

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

On August 1, 2024, the Company purchased the assets of White Oak Management, Inc. (“White Oak”). The White Oak portfolio consisted of 15 skilled nursing facilities, two assisted living facilities, four independent living facilities and a long-term care pharmacy. The White Oak operations have 1,928 licensed skilled nursing beds, 48 assisted living units, and 302 independent living units in the states of South Carolina and North Carolina.

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

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Year Ended December 31,
Source	2025	2024	2023
Medicare	31%	33%	34%
Managed Care	12%	10%	10%
Medicaid	30%	29%	30%
Private Pay and Other	27%	28%	26%
Total	100%	100%	100%

We attempt to attract an increasing percentage of Medicare and private pay patients by providing rehabilitative and other post–acute care services. These services are designed to speed the patient's recovery and allow the patient to return home as soon as it is practical.

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

In all states in which we operate, before a skilled nursing facility can make a capital expenditure exceeding certain specified amounts or construct any new skilled health care beds, approval of the state health care regulatory agency or agencies must be obtained, and a Certificate of Need issued. The appropriate state health planning agency must review the Certificate of Need according to state-specific guidelines before a Certificate of Need can be issued. A Certificate of Need is generally issued for a specific maximum amount of expenditure and the project must be completed within a specific time period. There is no advance assurance that we will be able to obtain a Certificate of Need in any instance. In some states, approval is also necessary in order to purchase existing health care beds, although the purchaser is normally permitted to avoid a full-scale Certificate of Need application procedure by giving advance written notice of the acquisition and giving written assurance to the state regulatory agency that the change of ownership will not result in a change in the number of beds, services offered and, in some cases, reimbursement rates at the facility.

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

Patient Confidentiality

We are also subject to laws and regulations enacted to protect the confidentiality of patient health information. The U.S. Department of Health and Human Services ("HHS") has issued rules that govern our use and disclosure of protected health information. We have established policies and procedures to comply with the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") privacy and security requirements. We maintain a company-wide HIPAA compliance plan, that we believe complies with the HIPAA privacy and security regulations. The HIPAA privacy and security regulations have and will continue to impose significant costs to the Company in order to comply with these standards. Our operations are also subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties for privacy and security breaches.

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

In November 2025, CMS released its final rule outlining fiscal year 2026 Medicare payment rates. CMS projects payments to home health agencies in fiscal year 2026 will decrease by 1.3% or $220 million, relative to the prior year. This increase reflects a 2.4% home health payment update, reduced by a 0.9% decrease that reflects the final permanent adjustment, an estimated 2.7% decrease that reflects the final temporary adjustment, and a 0.1% decrease that reflects the updated fixed-dollar loss ratio for outlier payments. In addition, CMS is finalizing recalibrated PDGM case-mix weights, updated low-utilization payment adjustment (“LUPA”) thresholds, updated functional impairment levels, and comorbidity adjustment subgroups for 2026.

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

In August 2025, CMS released its final rule outlining fiscal year 2026 Medicare payment rates. CMS issued a rate increase of 2.6%, or $750 million, effective October 1, 2025. This increase results from the proposed 3.3% inpatient hospital market basket percentage increase reduced by a proposed 0.7% point productivity adjustment, required by law. The FY2026 hospice payment update also includes an update to the statutory aggregate cap amount, which limits the overall payments per patient that are made annually. The hospice cap amount for FY2026 is $35,361.

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

Effective October 1, 2025 and for the fiscal year 2026, the state of South Carolina has proposed specific individual nursing facility increases. We estimate the resulting increase in revenue for the 2026 fiscal year will be approximately $4,200,000 annually, or $1,050,000 per quarter.

We have also received from many of the states in which we operate a supplemental Medicaid payment to help mitigate the inflationary labor and healthcare workforce crisis. For the years ended December 31, 2025, 2024 and 2023, we have recorded $7,246,000, $12,749,000 and $20,214,000, respectively, due to these supplemental Medicaid payments. We have recorded these payments in net patient revenues in our consolidated statements of operations.

Centers for Medicare and Medicaid Services Minimum Staffing Standards

On April 22, 2024, the Centers for Medicare and Medicaid Services (“CMS”) issued the Minimum Staffing Standards for Long-Term Care (“LTC”) Facilities and Medicaid Institutional Payment Transparency Reporting final rule. Included in this final rule were new comprehensive minimum nurse staffing requirements, which aimed to significantly reduce the risk of residents receiving unsafe and low-quality care within LTC facilities. The passage of the One Big Beautiful Bill Act (“OBBB”) in July 2025 prohibited the Health and Human Services (“HHS”) from implementing, administering, or enforcing the Minimum Staffing Rule until October 1, 2034. Furthermore, in December 2025, CMS issued an interim final rule rescinding part of the minimum staffing rule in nursing homes, including the minimum hours per resident day requirement.

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

Human Capital

Employees

As of December 31, 2025, we had 15,278 full-time and part-time employees (“partners”), mainly through our Administrative Services Contractor (National Health Corporation). None of our partners were represented by a collective bargaining agreement. We believe relations with our partners are good. Our partners are guided by NHC’s Code of Conduct, and they take pride in their work. The Company’s partners appreciate different perspectives and embrace the opportunity to work with those of diverse backgrounds.

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

We also conduct an "Administrator in Training" course, which is 24 months in duration, for the professional training of skilled nursing facility administrators. Presently, we have four (two male and two female) full–time individuals in this program. Six of our seven regional vice presidents and 59 of our 80 health care center administrators are graduates of this program.

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

Risks Relating to Our Operations

We depend on reimbursement from Medicare, Medicaid and other third–party payors, and reimbursement rates from such payors may be reduced. We derive a substantial portion of our revenue from third–party payors, including the Medicare and Medicaid programs. Third–party payor programs are highly regulated and are subject to frequent and substantial changes. Changes in the reimbursement rate or methods of payment from third–party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursements for our services has in the past, and could in the future, result in a substantial reduction in our revenues and operating margins. For example, the Budget Control Act of 2011 requires automatic spending reductions to reduce the federal deficit, imposing Medicare spending reductions of up to 2% per fiscal year, with a uniform percentage across all Medicare programs. CMS began imposing a 2% reduction on Medicare claims in 2013, with temporary suspensions and 1% cuts in 2020 – 2022. These reductions have been extended through 2030.

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

The status of our lease with National Health Investors, Inc. creates uncertainties and risks to our future operations. A significant portion of our skilled nursing and independent living facilities are subject to a long-term Master Agreement to Lease with National Health Investors, Inc. (“NHI”), which we refer to as the Master Lease. On July 29, 2025, NHI notified us of alleged non-compliance with certain non-monetary provisions of the Master Lease. On September 8, 2025, NHI formally alleged that the tenant under the lease, our wholly owned subsidiary NHC/OP, L.P., is in default as a result of alleged non-compliance with four non-monetary provisions, and indicated that failure to cure the alleged defaults within the applicable cure period would constitute an “Event of Default,” entitling NHI to pursue any remedies available under the agreement, including termination. We dispute that any default has occurred and we continue to communicate with NHI to resolve these matters.  For a further discussion of our response to NHI’s allegations, please see Note 6 - Long-Term Leases to Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Federal minimum staffing mandates may adversely affect our labor costs, ability to maintain desired levels of patient census and profitability. In April 2024, CMS issued the Staffing Rule, establishing minimum staffing standards for SNFs. The Staffing Rule contains three primary staffing requirements which would be phased in over the next several years. Implementation of the Staffing Rule was impaired by the passage of the One Big Beautiful Bill Act (“OBBB”) on July 4, 2025, which prohibited HHS from implementing, administering, or enforcing the Staffing Rule until October 1, 2034. Future developments may significantly alter the implementation of the Staffing Rule.

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

Upkeep of healthcare properties is capital intensive, requiring us to continually direct financial resources to the maintenance and enhancement of our physical plant and equipment. As of December 31, 2025, we leased or owned 72 skilled nursing facilities, 24 assisted living facilities, three behavioral health hospitals, and eight independent living facilities. Our ability to maintain and enhance our physical plant and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit a substantial portion of our free cash flow to continued investment in our physical plant and equipment. Certain of our competitors may operate centers that are not as old as our centers, or may appear more modernized than our centers, and therefore may be more attractive to prospective customers. In addition, the cost to replace our existing centers through acquisition or construction is substantially higher than the carrying value of our centers. We are undertaking a process to allocate more aggressive capital spending within our owned and leased facilities in an effort to address issues that arise in connection with an aging physical plant.

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

We are required to comply with laws governing the transmission and privacy and security of health information. HIPAA requires the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. In addition, as required by HIPAA, the HHS has issued privacy and security regulations that extensively regulate the use and disclosure of individually identifiable health information (known as Protected Health Information, or PHI) and require covered entities, including healthcare providers and health plans, and vendors known as "business associates," to implement administrative, physical and technical safeguards to protect the security of PHI. Covered entities must report breaches of unsecured PHI without unreasonable delay to affected individuals, HHS and, in the case of larger breaches, the media. The privacy, security and breath notification regulations have imposed, and will continue to impose, significant compliance costs on our operations.

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

The Company’s Board of Directors is committed to both safeguarding against cybersecurity threats and complying with the SEC Cybersecurity regulations adopted on July 26, 2023. The Board receives an annual cybersecurity update from the Chief Information Officer (CIO) and Chief Information Security Officer (CISO) at one of the Board meetings held throughout the year. Accordingly, they received their customary detailed briefing from the CIO and CISO at the August 7, 2025 meeting.

The CIO provides relevant information on cybersecurity threats and risks to the Certification Committee on a quarterly basis. This meeting is chaired by a representative of the Audit Committee and attended by the Chairman of the Audit Committee. The Chairman of the Audit Committee will then escalate any significant matters to the full Audit Committee. If necessary, the Audit Committee can further elevate these matters to the full Board of Directors.

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

ITEM 2.	PROPERTIES

Skilled Nursing Facilities
State	City	Center Name	Affiliation	Licensed Beds
Alabama	Anniston	NHC HealthCare, Anniston	Leased(1)	151
	Moulton	NHC HealthCare, Moulton	Leased(1)	136

Georgia	Fort Oglethorpe	NHC HealthCare, Fort Oglethorpe	Owned	135
	Rossville	NHC HealthCare, Rossville	Owned	112

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	194

Missouri	Desloge	NHC HealthCare, Desloge	Leased(1)	120
	Joplin	NHC HealthCare, Joplin	Leased(1)	124
	Kennett	NHC HealthCare, Kennett	Leased(1)	170
	Macon	Macon Health Care Center	Owned	120
	Osage Beach	Osage Beach Rehabilitation and Health Care Center	Owned	94
	St. Charles	NHC HealthCare, St. Charles	Leased(1)	120
	St. Louis	NHC HealthCare, Maryland Heights	Leased(1)	220
	Springfield	Springfield Rehabilitation and Health Care Center	Owned	146
	West Plains	NHC HealthCare, West Plains	Owned	114

North Carolina	Burlington	White Oak of Burlington	Owned	160
	Charlotte	White Oak of Charlotte	Owned	180
	Kings Mountain	White Oak of Kings Mountain	Owned	154
	Shelby	White Oak of Shelby	Owned	160
	Tryon	White Oak of Tryon	Owned	70
	Waxhaw	White Oak of Waxhaw	Leased	100

South Carolina	Anderson	NHC HealthCare, Anderson	Leased(1)	290
	Bluffton	NHC HealthCare, Bluffton	Owned	120
	Charleston	NHC HealthCare, Charleston	Owned	132
	Clinton	NHC HealthCare, Clinton	Owned	131
	Columbia	NHC HealthCare, Parklane	Owned	180
	Columbia	White Oak of Columbia	Owned	120
	Greenwood	NHC HealthCare, Greenwood	Leased(1)	152
	Greenville	NHC HealthCare, Greenville	Owned	176
	Lancaster	White Oak of Lancaster	Owned	132
	Laurens	NHC HealthCare, Laurens	Leased(1)	176
	Lexington	NHC HealthCare, Lexington	Owned	170
	Mauldin	NHC HealthCare, Mauldin	Owned	180
	Murrells Inlet	NHC HealthCare, Garden City	Owned	148
	Newberry	White Oak of Newberry	Owned	146
	North Augusta	NHC HealthCare, North Augusta	Owned	192
	North Charleston	White Oak of Charleston	Owned	176
	Rock Hill	White Oak of Rock Hill	Owned	141
	Spartanburg	White Oak of North Grove	Owned	132
	Spartanburg	White Oak of Spartanburg	Owned	60
	Spartanburg	White Oak Estates	Owned	88
	Sumter	NHC HealthCare, Sumter	Managed	138
	York	White Oak of York	Owned	109

Tennessee	Athens	NHC HealthCare, Athens	Leased(1)	86
	Chattanooga	NHC HealthCare, Chattanooga	Leased(1)	200
	Columbia	NHC HealthCare, Columbia	Owned	106
	Columbia	NHC-Maury Regional Transitional Care Center	Owned	112

	Cookeville	NHC HealthCare, Cookeville	Managed	104
	Dickson	NHC HealthCare, Dickson	Leased(1)	191
	Dunlap	NHC HealthCare, Sequatchie	Leased(1)	110
	Farragut	NHC HealthCare, Farragut	Owned	106
	Franklin	NHC Place, Cool Springs	Owned	180
	Franklin	NHC HealthCare, Franklin	Leased(1)	80
	Gallatin	NHC Place, Sumner	Owned	92
	Hendersonville	NHC HealthCare, Hendersonville	Leased(1)	122
	Johnson City	NHC HealthCare, Johnson City	Leased(1)	167
	Kingsport	NHC HealthCare, Kingsport	Owned	90
	Knoxville	NHC HealthCare, Fort Sanders	Owned	160
	Knoxville	Holston Health & Rehabilitation Center	Owned	94
	Knoxville	NHC HealthCare, Knoxville	Owned	115
	Lawrenceburg	NHC HealthCare, Lawrenceburg	Managed	96
	Lawrenceburg	NHC HealthCare, Scott	Leased(1)	60
	Lewisburg	NHC HealthCare, Lewisburg	Leased(1)	100
	Lewisburg	NHC HealthCare, Oakwood	Leased(1)	60
	McMinnville	NHC HealthCare, McMinnville	Leased(1)	115
	Milan	NHC HealthCare, Milan	Leased(1)	117
	Murfreesboro	AdamsPlace	Owned	90
	Murfreesboro	NHC HealthCare, Murfreesboro	Managed	181
	Nashville	Lakeshore, Heartland	Owned	66
	Nashville	Lakeshore, The Meadows	Managed	113
	Nashville	The Health Center of Richland Place	Managed	107
	Nashville	NHC Place at The Trace	Owned	90
	Nashville	West Meade Place	Managed	120
	Oak Ridge	NHC HealthCare, Oak Ridge	Managed	120
	Pulaski	NHC HealthCare, Pulaski	Leased(1)	102
	Smithville	NHC HealthCare, Smithville	Leased(1)	114
	Somerville	NHC HealthCare, Somerville	Leased(1)	72
	Sparta	NHC HealthCare, Sparta	Leased(1)	96
	Springfield	NHC HealthCare, Springfield	Owned	107
	Tullahoma	NHC HealthCare, Tullahoma	Owned	99

Virginia	Bristol	NHC HealthCare, Bristol	Leased(1)	120

Behavioral Health Hospitals
State	City	Center Name	Affiliation	Licensed Beds
Missouri	Maryland Heights	Maryland Heights Center for Behavioral Health	Owned	20
	Osage Beach	Osage Beach Center for Cognitive Disorders	Owned	18

Tennessee	Knoxville	Knoxville Center for Behavioral Medicine	Owned(2)	64

Assisted Living Units

State	City	Center Name	Affiliation	Units
Alabama	Anniston	NHC Place/Anniston	Owned	67

Kentucky	Glasgow	NHC HealthCare, Glasgow	Leased(1)	12

Florida	Merritt Island	Sodalis Senior Living Merritt Island	Owned	85
	Stuart	Sodalis Senior Living Stuart	Owned	84
	Vero Beach	Sodalis Senior Living Vero Beach	Owned	119

Missouri	St. Charles	Lake St. Charles Retirement Center	Leased(1)	26
	St. Peters	Villages of St. Peters Memory Care	Owned	60

North Carolina	Tryon	Benson Hall Assisted Living	Owned	18

South Carolina	Bluffton	The Palmettos of Bluffton	Owned	78
	Charleston	The Palmettos of Charleston	Owned	60
	Columbia	The Palmettos of Parklane	Owned	75
	Greenville	The Palmettos of Mauldin	Owned	45
	Murrells Inlet	The Palmettos of Garden City	Owned	80
	Spartanburg	White Oak Estates Assisted Living	Owned	30

Tennessee	Dickson	NHC HealthCare, Dickson	Leased(1)	20
	Farragut	NHC Place, Farragut	Owned	84
	Farragut	NHC Place, Cavette Hill	Owned	60
	Franklin	NHC Place, Cool Springs	Owned	89
	Gallatin	NHC Place, Sumner	Owned	80
	Murfreesboro	AdamsPlace	Owned	106
	Nashville	Lakeshore Heartland	Owned	9
	Nashville	Lakeshore, The Meadows	Managed	10
	Nashville	Richland Place	Managed	24
	Nashville	The Place at the Trace	Owned	80
	Smithville	NHC HealthCare, Smithville	Leased(1)	6
	Somerville	NHC HealthCare, Somerville	Leased(1)	6

Retirement Apartments

State	City	Retirement Apartments	Affiliation	Units
Missouri	St. Charles	Lake St. Charles Retirement Apts.	Leased(1)	152

North Carolina	Burlington	Oak Creek Apartments	Owned	54
	Charlotte	Sharon Village Apartments	Owned	34
	Tryon	White Oak Village Apartments	Owned	101

South Carolina	Spartanburg	White Oak Estates Apartments	Owned	114

Tennessee	Chattanooga	Parkwood Retirement Apartments	Leased(1)	30
	Johnson City	Colonial Hill Retirement Apartments	Leased(1)	63
	Murfreesboro	AdamsPlace	Owned	93
	Nashville	Richland Place Retirement Apts.	Managed	136

Homecare Agencies

State	City	Homecare Agencies
Florida	Chipley	NHC HomeCare of Chipley
	Crawfordville	NHC HomeCare of Crawfordville
	Merritt Island	NHC HomeCare of Merritt Island
	Panama City	NHC HomeCare of Panama City
	Port St. Joe	NHC HomeCare of Port St. Joe
	Quincy	NHC HomeCare of Quincy
	Tallahassee	NHC HomeCare of Tallahassee
	Vero Beach	NHC HomeCare of Vero Beach

South Carolina	Aiken	NHC HomeCare of Aiken
	Anderson	NHC HomeCare of Anderson
	Greenville	NHC HomeCare of Greenville
	Greenwood	NHC HomeCare of Greenwood
	Laurens	NHC HomeCare of Laurens
	Murrells Inlet	NHC HomeCare of Murrells Inlet
	Summerville	NHC HomeCare of Low Country
	West Columbia	NHC HomeCare of Midlands

Tennessee	Athens	NHC HomeCare of Athens
	Chattanooga	NHC HomeCare of Chattanooga
	Columbia	NHC HomeCare of Columbia
	Cookeville	NHC HomeCare of Cookeville
	Dickson	NHC HomeCare of Dickson
	Franklin	NHC HomeCare of Franklin
	Hendersonville	NHC HomeCare of Hendersonville
	Johnson City	NHC HomeCare of Johnson City
	Knoxville	NHC HomeCare of Knoxville
	Lawrenceburg	NHC HomeCare of Lawrenceburg
	Lewisburg	NHC HomeCare of Lewisburg
	McMinnville	NHC HomeCare of McMinnville
	Milan	NHC HomeCare of Milan
	Murfreesboro	NHC HomeCare of Murfreesboro
	Pulaski	NHC HomeCare of Pulaski
	Somerville	NHC HomeCare of Somerville
	Sparta	NHC HomeCare of Sparta
	Springfield	NHC HomeCare of Springfield

Hospice Agencies

State	City	Hospice Agencies
Georgia	Rossville	Caris Healthcare – Rossville

Missouri	St. Louis	Caris Healthcare – St. Louis

South Carolina	Anderson	Caris Healthcare – Anderson
	Charleston	Caris Healthcare – Charleston
	Columbia	Caris Healthcare – Columbia
	Greenville	Caris Healthcare – Greenville
	Greenwood	Caris Healthcare – Greenwood
	Myrtle Beach	Caris Healthcare – Myrtle Beach
	Sumter	Caris Healthcare – Sumter

Tennessee	Athens	Caris Healthcare – Athens
	Chattanooga	Caris Healthcare – Chattanooga
	Columbia	Caris Healthcare – Columbia
	Cookeville	Caris Healthcare – Cookeville
	Clinton	Caris Healthcare – Clinton
	Crossville	Caris Healthcare – Crossville
	Dickson	Caris Healthcare – Dickson
	Greeneville	Caris Healthcare – Greeneville
	Johnson City	Caris Healthcare – Johnson City
	Knoxville	Caris Healthcare – Knoxville
	Lawrenceburg	Caris Healthcare - Lawrenceburg
	Lenoir City	Caris Healthcare – Lenoir City
	Milan	Caris Healthcare – Milan
	Morristown	Caris Healthcare - Morristown
	Murfreesboro	Caris Healthcare – Murfreesboro
	Nashville	Caris Healthcare – Nashville
	Sevierville	Caris Healthcare – Sevierville
	Somerville	Caris Healthcare – Somerville
	Springfield	Caris Healthcare – Springfield
	Tullahoma	Caris Healthcare – Tullahoma

Virginia	Big Stone Gap	Caris Healthcare – Big Stone Gap
	Bristol	Caris Healthcare – Bristol
	Cedar Bluff	Caris Healthcare – Cedar Bluff
	Wytheville	Caris Healthcare - Wytheville

Healthcare Facilities Leased to Others

The following table includes certain information regarding healthcare facilities which are owned by us and leased to others:

Name of Facility	Location	No. of Beds
Skilled Nursing Facilities
Solaris HealthCare North Naples	Naples, FL	60
Solaris HealthCare Coconut Creek	Coconut Creek, FL	120
Solaris HealthCare Daytona	Daytona Beach, FL	73
Solaris HealthCare Imperial	Naples, FL	113
Solaris HealthCare Windermere	Orlando, FL	120
Solaris HealthCare Charlotte Harbor	Port Charlotte, FL	180
The Health Center at Standifer Place	Chattanooga, TN	444
Solaris HealthCare Lake City	Lake City, FL	120
Solaris HealthCare Pensacola	Pensacola, FL	180

Assisted Living		No. of Units
Standifer Place Assisted Living	Chattanooga, TN	74

(1) Leased from NHI

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

Market Information

Our common stock is listed and traded on the NYSE-American exchange under the symbol “NHC.” On December 31, 2025, NHC had approximately 24,596 stockholders, comprised of approximately 1,896 stockholders of record and an additional 22,700 stockholders indicated by security position listings.

Dividend Policy

We do not have a formal dividend policy, but we currently intend to continue to pay regular quarterly dividends to the holders of our common stock. The Company has paid a common dividend since 2004, although there can be no assurances that our quarterly dividends will be declared, paid or increased in the future.

Stock Repurchase Programs

In 2025, the Company purchased 127,338 shares of its common stock for a total cost of $14,730,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	647,975	$82.53	1,272,632
Equity compensation plans not approved by security holders	–	–	–
Total	647,975	$82.53	1,272,632

The following graph and chart compare the cumulative total stockholder return for the period from January 1, 2021 through December 31, 2025 on an investment of $100 in (i) NHC’s common stock (“NHC”), (ii) the Russell 2000 Stock Index ("Russell 2000") and (iii) the Standard & Poor’s Health Care Index ("S&P Health Care Index"). Cumulative total stockholder return assumes the reinvestment of all dividends. Stock price performances shown in the graph are not necessarily indicative of future price performances.

Comparison of Cumulative Total Return

265.00
245.00
225.00
205.00
185.00
165.00
145.00
125.00
105.00
85.00

		2021	2022	2023	2024	2025
NHC	100.00	105.34	95.43	153.90	183.17	239.23
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.41
S & P Health Care Index	100.00	126.13	123.67	126.22	129.47	148.38

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

National HealthCare Corporation, which we also refer to as NHC or the Company, is a leading provider of post–acute care and senior health care services. At December 31, 2025, we operate or manage 80 skilled nursing facilities with 10,329 1icensed beds, 26 assisted living facilities with 1,413 units, nine independent living facilities, three behavioral health hospitals, 34 homecare agencies, and 33 hospice agencies located in 9 states. In addition, we provide management services, accounting and financial services, and insurance services to third party operators of healthcare properties. We also own the real estate of 10 healthcare properties and lease these properties to third party operators.

Executive Summary

Earnings

To monitor our earnings, we have developed budgets and management reports to monitor labor, census, and the composition of revenues. During certain inflationary times, our net patient revenues and government reimbursement may not keep pace with inflationary increases in our expenses, which may cause net earnings to decline.

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census (based on operational beds) in owned and leased skilled nursing facilities for 2025 was 89.7% compared to 88.6% in 2024 and 87.9% in 2023.

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

The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of December 31, 2025:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	80
Number of 4 and 5-star rated skilled nursing facilities	50
Percentage of 4 and 5-star rated skilled nursing facilities	62.5%	38.6%
Average rating for all skilled nursing facilities, end of period	3.83	2.95

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

On August 1, 2024, the Company purchased the assets of White Oak Management, Inc. (“White Oak”). The White Oak portfolio consisted of 15 skilled nursing facilities, two assisted living facilities, four independent living facilities and a long-term care pharmacy. The White Oak operations have 1,928 licensed skilled nursing beds, 48 assisted living units, and 302 independent living units in the states of South Carolina and North Carolina.

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $121,595,000 and $103,616,000 at December 31, 2025 and 2024, respectively, and are a primary area of management focus. We have set aside restricted cash and restricted marketable securities to fund our professional liability and workers’ compensation reserves.

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

The following tables set forth the Company’s consolidated statements of operations by business segment (in thousands):

	Year Ended December 31, 2025
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$1,315,545	$154,086	$–	$1,469,631
Other revenues	1,467	–	46,683	48,150
Net operating revenues	1,317,012	154,086	46,683	1,517,781

Costs and Expenses:
Salaries, wages and benefits	775,477	93,535	52,068	921,080
Other operating	336,746	27,537	12,919	377,202
Facility rent	35,972	2,373	7,882	46,227
Depreciation and amortization	41,066	581	3,273	44,920
Total costs and expenses	1,189,261	124,026	76,142	1,389,429

Income (loss) from operations	127,751	30,060	(29,459)	128,352
Non-operating income	–	–	18,107	18,107
Interest expense	(6,371)	–	–	(6,371)
Unrealized gains on marketable equity securities	–	–	22,344	22,344

Income before income taxes	$121,380	$30,060	$10,992	$162,432

	Year Ended December 31, 2024
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$1,111,300	$140,459	$–	$1,251,759
Other revenues	1,315	–	44,863	46,178
Government stimulus income	–	–	9,445	9,445
Net operating revenues and stimulus income	1,112,615	140,459	54,308	1,307,382

Costs and Expenses:
Salaries, wages and benefits	668,029	85,712	57,189	810,930
Other operating	280,867	25,927	14,596	321,390
Facility rent	33,787	2,295	7,100	43,182
Depreciation and amortization	37,988	737	3,260	41,985
Total costs and expenses	1,020,671	114,671	82,145	1,217,487

Income (loss) from operations	91,944	25,788	(27,837)	89,895
Non-operating income	–	–	19,690	19,690
Interest expense	(4,135)	–	–	(4,135)
Unrealized gains on marketable equity securities	–	–	30,958	30,958

Income before income taxes	$87,809	$25,788	$22,811	$136,408

	Year Ended December 31, 2023
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$956,077	$131,537	$–	$1,087,614
Other revenues	1,141	–	52,789	53,930
Net operating revenues	957,218	131,537	52,789	1,141,544

Costs and Expenses:
Salaries, wages and benefits	589,279	80,610	42,455	712,344
Other operating	254,559	23,529	10,095	288,183
Facility rent	32,542	2,172	6,811	41,525
Depreciation and amortization	38,172	786	3,076	42,034
Total costs and expenses	914,552	107,097	62,437	1,084,086

Income (loss) from operations	42,666	24,440	(9,648)	57,458
Non-operating income	–	–	16,660	16,660
Interest expense	(324)	–	–	(324)
Unrealized gains on marketable equity securities	–	–	14,944	14,944

Income before income taxes	$42,342	$24,440	$21,956	$88,738

Results of Operations

The following table and discussion set forth items from the consolidated statements of operations as a percentage of net operating revenues and grant income for the years ended December 31, 2025, 2024 and 2023.

Percentage of Net Operating Revenues

	Year Ended December 31,
	2025	2024	2023
Revenues:
Net patient revenues	96.8%	95.8%	95.3%
Other revenues	3.2	3.5	4.7
Government stimulus income	–	0.7	–
Net operating revenues and stimulus income	100.0	100.0	100.0
Costs and Expenses:
Salaries, wages and benefits	60.7	62.0	62.4
Other operating	24.9	24.6	25.2
Facility rent	3.0	3.3	3.6
Depreciation and amortization	3.0	3.2	3.7
Total costs and expenses	91.6	93.1	94.9
Income from operations	8.4	6.9	5.1
Non–operating income	1.2	1.4	1.5
Interest expense	(0.4)	(0.3)	(0.1)
Unrealized gains on marketable equity securities	1.5	2.4	1.3
Income before income taxes	10.7	10.4	7.8
Income tax provision	(2.7)	(2.6)	(2.1)
Net income	8.0	7.8	5.7
Net (income) loss attributable to noncontrolling interest	(0.2)	0.0	0.2
Net income attributable to common stockholders of NHC	7.8%	7.8%	5.9%

The following table sets forth the increase or (decrease) in certain items from the consolidated statements of operations as compared to the prior period (dollars in thousands).

Period to Period Increase (Decrease)

	2025 vs. 2024		2024 vs. 2023
	Amount	Percent	Amount	Percent
Revenues:
Net patient revenues	$217,872	17.4%	$164,145	15.1%
Other revenues	1,972	4.3	(7,752)	(14.4)
Government stimulus income	(9,445)	(100.0)	9,445	100.0
Net operating revenues and stimulus income	210,399	16.1	165,838	14.5
Costs and Expenses:
Salaries, wages and benefits	110,150	13.6	98,586	13.8
Other operating	55,812	17.4	33,207	11.5
Facility rent	3,045	7.1	1,657	4.0
Depreciation and amortization	2,935	7.0	(49)	(0.1)
Total costs and expenses	171,942	14.1	133,401	12.3
Income from operations	38,457	42.8	32,437	56.5
Non–operating income	(1,583)	(8.0)	3,030	18.2
Interest expense	(2,236)	(54.1)	3,811	1,176.2
Unrealized gains on marketable equity securities	(8,614)	(27.8)	16,014	107.2
Income before income taxes	26,024	19.1	47,670	53.7
Income tax provision	(5,504)	(16.0)	(10,872)	(46.4)
Net income	20,520	20.1	36,798	56.4
Net (income) loss attributable to noncontrolling interest	(2,432)	(1,529.6)	(1,669)	(110.5)
Net income attributable to common stockholders of NHC	$18,088	17.7%	$35,129	52.6%

2025 Compared to 2024

Net operating revenues and stimulus income for the year ended December 31, 2025 totaled $1,517,781,000 compared to $1,307,382,000 for the year ended December 31, 2024, an increase of 16.1%. The net operating revenues increase was due to an 8.4% increase in same-facility net operating revenues, as well as the August 1, 2024 acquisition of White Oak Manor ("White Oak").

For the year ended December 31, 2025, GAAP net income attributable to NHC was $120,015,000 compared to net income of $101,927,000 for the same period in 2024. Excluding the unrealized gains in our marketable equity securities portfolio and other non-GAAP adjustments, adjusted net income was $104,067,000 for the year ended December 31, 2025 compared to $76,862,000 for the same period a year ago. The increase in non-GAAP earnings for the year ended December 31, 2025 compared to 2024 was primarily due to the continued increase in skilled nursing census, skilled nursing per diem increases from some of our governmental payors, the continued reduction of agency staffing expense, and the White Oak operations being accretive to earnings.

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

Net operating revenues and stimulus income

Net patient revenues totaled $1,469,631,000 in 2025, an increase of $217,872,000, or 17.4%, compared to 2024.

The overall average census in owned and leased skilled nursing facilities for 2025 was 89.7% compared to 88.6% in 2024. The composite skilled nursing facility per diem increased 4.0% in 2025 compared to 2024. Medicare and managed care per diem rates increased 5.1% and 3.9%, respectively, in 2025 compared to 2024. Medicaid and private pay per diem rates increased 3.5% and 6.8%, respectively, in 2025 compared to 2024.

White Oak, acquired on August 1, 2024 and with a full year of operations in 2025, attributed to $227,545,000 in net patient revenues for the year ended December 31, 2025 compared to $96,052,000 for the year ended December 31, 2024. Also included in net patient revenues for the years ended December 31, 2025 and 2024, respectively, is $7,246,000 and $12,749,000 of supplemental Medicaid payments that were received to help mitigate the healthcare workforce crisis and the inflationary labor market.

Other revenues in 2025 were $48,150,000, an increase of $1,972,000, or 4.3%, as further detailed in Note 3 to our consolidated financial statements.

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

Total costs and expenses

Total costs and expenses were $1,389,429,000 for 2025, an increase of $171,942,000, or 14.1%, from $1,217,487,000 in 2024.

Salaries, wages, and benefits increased $110,150,000, or 13.6%, to $921,080,000 in 2025 from $810,930,000 in 2024. Salaries, wages, and benefits as a percentage of net operating revenues and stimulus income was 60.7% compared to 62.0% for the years ended December 31, 2025 and 2024, respectively.

The White Oak operations attributed to an increase of $87,199,000 in salaries, wages, and benefits for the year ended December 31, 2025 compared to the prior year.

Although we continue to face workforce and labor shortages within all of our operations, we are working diligently to find solutions to reduce and eliminate agency nurse staffing expenses within our healthcare operations. The labor and workforce shortages have resulted in us contracting with agency nurse staffing companies. For the year ended December 31, 2025 our agency nurse staffing expenses decreased $9,335,000, or approximately 66.6%, compared to the same period a year ago.

Other operating expenses increased $55,812,000, or 17.4%, to $377,202,000 for the year ended December 31, 2025 compared to $321,390,000 for the prior year. Other operating expenses as a percentage of net operating revenues and stimulus income was 24.9% and 24.6% for the years ended December 31, 2025 and 2024, respectively.

The White Oak operations attributed to an increase of $32,737,000 in other operating expenses for the year ended December 31, 2025 compared to the prior year. We have also incurred unfavorable claims activity within our professional liability captive insurance company during 2025. The unfavorable claims activity resulted in additional other operating expenses of $17,563,000 for the year ended December 31, 2025 compared to the same period a year ago.

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

Facility rent expense increased $3,045,000, or 7.1%, to $46,227,000 in 2025. Depreciation and amortization increased 7.0% to $44,920,000 in 2025. Interest expense increased $2,236,000 to $6,371,000 in 2025 from $4,135,000 in 2024 related to the outstanding long-term debt due to the White Oak acquisition in August 2024.

Other income

Non–operating income decreased by $1,583,000, or 8.0% to $18,107,000 in 2025 compared to the prior year, as further detailed in Note 4 to our consolidated financial statements.

We recorded unrealized gains in the amount of $22,344,000 for the increase in fair value of our marketable equity securities portfolio for the year ended December 31, 2025. The marketable equity securities portfolio consists mainly of publicly-traded healthcare REIT’s and other blue-chip public companies held within our insurance companies.

Income taxes

The income tax provision for 2025 is $39,826,000 (an effective income tax rate of 24.5%).

2024 Compared to 2023

Net operating revenues and stimulus income for the year ended December 31, 2024 totaled $1,307,382,000 compared to $1,141,544,000 for the year ended December 31, 2023, an increase of 14.5%. The net operating revenues increase was primarily driven by the August 1, 2024 acquisition of White Oak Manor ("White Oak").

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

Other revenues in 2024 were $46,178,000, a decrease of $7,752,000, or 14.4%, as further detailed in Note 3 to our consolidated financial statements. In December 2023, we contributed land to a newly-formed limited liability company resulting in an equity interest in the new joint venture. The fair value of the land contributed to the entity was $8,000,000 and the related cost basis in the land was $1,770,000, which resulted in a gain of $6,230,000.

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

Total costs and expenses

Total costs and expenses were $1,217,487,000 for 2024, an increase of $133,401,000, or 12.3%, from $1,084,086,000 in 2023.

Salaries, wages, and benefits increased $98,586,000, or 13.8%, to $810,930,000 in 2024 from $712,344,000 in 2023. Salaries, wages, and benefits as a percentage of net operating revenues and grant income was 62.0% compared to 62.4% for the years ended December 31, 2024 and 2023, respectively.

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

Facility rent expense increased $1,657,000, or 4.0%, to $43,182,000 in 2024. Depreciation and amortization decreased 0.1% to $41,985,000 in 2024. Interest expense increased $3,811,000 to $4,135,000 in 2024 from $324,000 in 2023. At December 31, 2024, we have outstanding long-term debt of $137,000,000 due to the White Oak acquisition.  In 2023, we didn't have any outstanding long-term debt.

Other income

Non–operating income increased by $3,030,000, or 18.2% to $19,690,000 in 2024 compared to the prior year, as further detailed in Note 5 to our consolidated financial statements.

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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes the unrealized gains or losses on our marketable equity securities, stock-based compensation expense, gains on sale of property and equipment, operating results for start-up healthcare operations not at full capacity, acquisition related expenses, the recognition of the employee retention credit, and gains on sales of unconsolidated companies is helpful in allowing investors to assess the Company’s operations more accurately.

The table below provides reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Net income attributable to National HealthCare Corporation	$120,015	$101,927	$66,798
Non-GAAP adjustments:
Unrealized gains on marketable equity securities	(22,344)	(30,958)	(14,944)
Stock-based compensation expense	4,399	4,160	2,782
Gain on sale of property and equipment	(3,606)	–	(6,230)
Operating results for newly-opened operations not at full capacity	–	130	2,359
Acquisition-related expenses	–	3,266	–
Employee retention credit	–	(9,445)	–
Gain on sale of unconsolidated company	–	(1,024)	–
Income tax expense on non-GAAP adjustments	5,603	8,806	4,169
Non-GAAP Net Income	$104,067	$76,862	$54,934

GAAP diluted earnings per share	$7.67	$6.53	$4.34
Non-GAAP adjustments:
Unrealized gains on marketable equity securities	(1.43)	(1.98)	(0.97)
Stock-based compensation expense	0.28	0.28	0.18
Gain on sale of property and equipment	(0.23)	–	(0.42)
Operating results for newly-opened operations not at full capacity	–	0.01	0.15
Acquisition-related expenses	–	0.21	–
Employee retention credit	–	(0.61)	–
Gain on sale of unconsolidated company	–	(0.07)	–
Income tax expense on non-GAAP adjustments	0.36	0.56	0.27
Non-GAAP diluted earnings per share	$6.65	$4.93	$3.55

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Year Ended		One Year Change		Year Ended		One Year Change
	12/31/25	12/31/24	$	%	12/31/24	12/31/23	$	%
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	$96,922	$125,968	$(29,046)	(23.1)%	$125,968	$74,865	$51,103	68.3%

Cash provided by operating activities	185,078	107,303	77,775	72.5	107,303	111,216	(3,913)	(3.5)

Cash used in investing activities	(33,858)	(236,693)	202,835	85.7	(236,693)	(17,568)	(219,125)	(1,247.3)

Cash (used in) / provided by financing activities	(135,955)	100,344	(236,299)	(235.5)	100,344	(42,545)	142,889	335.9

Cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$112,187	$96,922	$15,265	15.7%	$96,922	$125,968	$(29,046)	(23.1)%

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2025 was $185,078,000 as compared to $107,303,000 and $111,216,000 for the years ended December 31, 2024 and 2023, respectively. Cash provided by operating activities consisted of net income of $122,606,000 and adjustments for non–cash items of $30,244,000. There was cash provided by working capital needs in the amount of $33,395,000 for the year ended December 31, 2025. In 2024, there was cash used for working capital in the amount of $25,717,000.

Included in the adjustments for non-cash items are depreciation expense, equity in earnings of unconsolidated investments, unrealized gains on our marketable equity securities, gain on the sale of property and equipment, deferred taxes, and stock compensation.

Investing Activities

Net cash used in investing activities totaled $33,858,000 for the year ended December 31, 2025, as compared to $236,693,000 and $17,568,000 for the years ended December 31, 2024 and 2023, respectively. Cash used for property and equipment additions was $36,446,000, $27,600,000, and $27,901,000 for the years ended December 31, 2025, 2024 and 2023, respectively. For the year ended December 31, 2025, we contributed capital of $5,629,000 for two joint venture, multi-family developments that are under construction in Nashville, Tennessee compared to $14,298,000 for the same period in the prior year. Proceeds from the sale of marketable securities, net of purchases, resulted in cash proceeds of $7,705,000, $16,913,000, and $17,895,000 in 2025, 2024, and 2023, respectively.

On August 1, 2024, the acquisition of White Oak Senior Living resulted in cash used of $215,896,000. In January 2024, the Company sold its ownership interest in a homecare agency resulting in proceeds from the sale of $2,100,000.

Financing Activities

Net cash used in financing activities totaled $135,955,000 for the year ended December 31, 2025. Net cash provided by financing activities totaled $100,344,000 for the year ended December 31, 2024. Net cash used in financing activities totaled $42,545,000 for the year ended December 31, 2023. Cash used to pay down the outstanding principal balance of our long-term debt was $97,000,000 and $13,000,000 for the years ended December 31, 2025 and 2024, respectively. Dividends paid to common stockholders was $38,704,000, $36,964,000, and $35,560,000 for the years ended December 31, 2025, 2024 and 2023, respectively. Proceeds from the issuance of common stock totaled $14,214,000, $14,268,000, and $313,000 for 2025, 2024 and 2023, respectively. We repurchased common shares outstanding in the amount of $14,730,000, $13,502,000, and $2,482,000 for the years ended December 31, 2025, 2024, and 2023, respectively.

In 2024, the funding for the White Oak acquisition was provided by the Company’s cash on hand and borrowings under the credit facility of $150,000,000.

Short–term liquidity

We expect to meet our short–term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, we have current cash on hand of $92,829,000 and unrestricted marketable equity securities of $162,972,000. We also have unencumbered real estate and the borrowing capacity on our $50 million available line of credit. We believe these various resources are adequate to meet our contractual obligations and growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long–term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $92,829,000, our unrestricted marketable equity securities of $162,972,000, and our borrowing capacity on the $50 million available line of credit. We also have substantial value in our unencumbered real estate assets, which could potentially be used as collateral in future borrowing opportunities.

Our ability to meet our long–term contractual obligations and to finance our operating requirements, growth and development plans will depend upon our future performance. Our future performance will be affected by business, economic, financial and other factors, including potential changes in state and federal government payment rates for health care, customer demand, success of our marketing efforts, pressures from competitors, and the state of the economy, including the state of financial and credit markets, as well as many unforeseen factors.

Contingencies

See Note 16 to the consolidated financial statements for additional information on pending litigation and other contingencies.

Guarantees

At December 31, 2025, we have no agreements to guarantee the debt obligations of other parties.

We have no outstanding letters of credit. We may or may not in the future elect to use financial derivative instruments to hedge interest rate exposure in the future. At December 31, 2025, we did not participate in any such financial instruments.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At December 31, 2025, we have available for sale marketable debt securities in the amount of $123,293,000. The fixed income portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The portfolio composition allows flexibility in reacting to fluctuations of interest rates. The fixed income portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

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

Credit Risk

Credit risk is managed by diversifying the fixed income portfolio to avoid concentrations in any single industry group or issuer and by limiting investments in securities with lower credit ratings. Corporate debt securities and asset–backed securities comprise approximately 61% of the fair value of the fixed income portfolio. At December 31, 2025, the credit quality ratings for our fixed income portfolio consisted of the following investment and non-investment grades (as a percent of fair value): 5% AAA rated, 40% AA rated, 39% A rated, 12% BBB rated, and 4% BB rated.

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At December 31, 2025, the fair value of our marketable equity securities is approximately $180,169,000. Our investment in NHI comprises approximately $124,532,000, or 69.1%, of the total fair value of our marketable equity securities. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $18,016,000. At December 31, 2025, our equity securities had net unrealized gains of $136,889,000. Of the total unrealized gains in our marketable equity securities, approximately $99,798,000 is related to our investment in NHI.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of National HealthCare Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of National HealthCare Corporation (the "Company") as of December 31, 2025 , the related consolidated statements of operations, comprehensive income, equity, and cash flows, for the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and the results of its operations and its cash flows for the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of Accrued Risk Reserves - General and Professional Liability Claims— Refer to Note 16 to the financial statements

Critical Audit Matter Description

The Company has retained significant self–insured risk for general and professional liability claims related to patient care and treatment. The accrued risk reserves include a liability for reported claims and estimates for projections of asserted and unasserted claims. The Company uses independent actuaries to assist management in estimating the claims obligations (for both asserted and unasserted claims) related to exposures in excess of coverage limits. Such estimates are based on many variables including historical and statistical information and other factors.

We identified the evaluation of the Company's accrued risk reserves for professional liability claims as a critical audit matter because the projection of settlement values for reported and unreported claims involves significant estimation by management. Auditing whether reserves for professional liability claims were appropriately recorded as of December 31, 2025 required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimation of accrued risk reserves for professional liability claims include the following, among others:

· Tested the effectiveness of management’s internal controls over the estimation of professional liability claims, including those over the projection of obligations for asserted and unasserted claims.

· Obtained and reviewed the Company’s insurance policies and compared the coverage and terms to the assumptions used by management.

· Tested the underlying data that served as the basis for the actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were accurate and complete.

· With the assistance of our actuarial specialists, evaluated the methods and assumptions used by management to estimate the self-insurance reserves for general and professional liability claims by:

• Performing a retrospective review by comparing management’s prior year estimate to reported and paid losses for professional claims in the current year.

• Developing an independent range of estimated losses for the general and professional liability reserve and comparing management's estimate to our estimated independent range.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

February 26, 2026

We have served as the Company's auditor since 2025.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of National HealthCare Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of National HealthCare Corporation (the Company) as of December 31, 2024, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company's auditor from 2009 to 2025.

Nashville, Tennessee

February 28, 2025

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023

Revenues:
Net patient revenues	$1,469,631	$1,251,759	$1,087,614
Other revenues	48,150	46,178	53,930
Government stimulus income	–	9,445	–
Net operating revenues and stimulus income	1,517,781	1,307,382	1,141,544

Costs and expenses:
Salaries, wages and benefits	921,080	810,930	712,344
Other operating	377,202	321,390	288,183
Facility rent	46,227	43,182	41,525
Depreciation and amortization	44,920	41,985	42,034
Total costs and expenses	1,389,429	1,217,487	1,084,086

Income from operations	128,352	89,895	57,458

Other income (expense):
Non-operating income	18,107	19,690	16,660
Interest expense	(6,371)	(4,135)	(324)
Unrealized gains on marketable equity securities	22,344	30,958	14,944

Income before income taxes	162,432	136,408	88,738
Income tax provision	(39,826)	(34,322)	(23,450)
Net income	122,606	102,086	65,288
Net (income) loss attributable to noncontrolling interest	(2,591)	(159)	1,510

Net income attributable to National HealthCare Corporation	$120,015	$101,927	$66,798

Earnings per share attributable to National HealthCare Corporation stockholders:
Basic	$7.76	$6.62	$4.36
Diluted	$7.67	$6.53	$4.34

Weighted average common shares outstanding:
Basic	15,472,185	15,393,782	15,310,142
Diluted	15,646,338	15,598,528	15,377,343

Dividends declared per common share	$2.53	$2.42	$2.34

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2025	2024	2023

Net income	$122,606	$102,086	$65,288

Other comprehensive income:
Unrealized gains on investments in marketable debt securities	3,937	909	3,434
Reclassification adjustment for realized losses on sale of marketable debt securities	660	1,388	17
Income tax expense related to items of other comprehensive income	(660)	(409)	(523)
Other comprehensive income, net of tax	3,937	1,888	2,928

Net (income) loss attributable to noncontrolling interest	(2,591)	(159)	1,510

Comprehensive income attributable to National HealthCare Corporation	$123,952	$103,815	$69,726

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands)

	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$92,829	$76,121
Restricted cash and cash equivalents, current portion	18,118	19,568
Marketable equity securities	162,972	140,064
Restricted marketable equity securities	17,197	23,190
Restricted marketable debt securities, current portion	18,062	11,529
Accounts receivable	139,002	135,325
Inventories	7,795	9,039
Prepaid expenses and other assets	5,845	9,572
Total current assets	461,820	424,408

Property and Equipment:
Property and equipment, at cost	1,308,891	1,281,736
Accumulated depreciation and amortization	(635,094)	(597,447)
Net property and equipment	673,797	684,289

Other Assets:
Restricted cash and cash equivalents, less current portion	1,240	1,233
Restricted marketable debt securities, less current portion	105,231	108,275
Deposits and other assets	7,478	8,837
Operating lease – right-of-use assets	47,778	79,167
Goodwill	170,478	170,478
Intangible assets	19,864	19,864
Investments in unconsolidated companies	38,733	27,878
Total other assets	390,802	415,732
Total assets	$1,526,419	$1,524,429

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Liabilities and Equity
Current Liabilities:
Trade accounts payable	$22,767	$25,493
Operating lease liabilities, current portion	33,611	31,841
Accrued payroll	103,917	92,719
Amounts due to third party payors	13,739	15,351
Accrued risk reserves, current portion	36,180	31,096
Other current liabilities	25,977	21,377
Dividends payable	9,941	9,420
Long-term debt due within one year	7,500	7,500
Total current liabilities	253,632	234,797

Long-term debt	32,500	129,500
Operating lease liabilities, less current portion	13,461	45,925
Accrued risk reserves, less current portion	85,415	72,520
Refundable entrance fees	6,178	6,063
Deferred income taxes	42,687	35,550
Other noncurrent liabilities	18,031	16,911
Total liabilities	451,904	541,266

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,536,427 and 15,450,003 shares, respectively, issued and outstanding	155	154
Capital in excess of par value	236,412	232,530
Retained earnings	832,984	752,193
Accumulated other comprehensive loss	(779)	(4,716)
Total National HealthCare Corporation stockholders’ equity	1,068,772	980,161
Noncontrolling interest	5,743	3,002
Total equity	1,074,515	983,163
Total liabilities and equity	$1,526,419	$1,524,429

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023

Cash Flows From Operating Activities:
Net income	$122,606	$102,086	$65,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,920	41,985	42,034
Equity in earnings of unconsolidated investments	(218)	(589)	(2,015)
Distributions from unconsolidated investments	616	512	470
Unrealized gains on marketable equity securities	(22,344)	(30,958)	(14,944)
(Gains) losses on sale of marketable securities	(1,167)	(1,093)	667
Gain on sale of unconsolidated company	–	(1,024)	–
Gain on sale of property and equipment	(3,606)	–	(6,230)
Deferred income taxes	6,477	17,941	5,768
Stock–based compensation	4,399	4,160	2,782
Changes in operating assets and liabilities:
Accounts receivable	(3,677)	(26,441)	(8,559)
Inventories	1,244	(599)	(298)
Prepaid expenses and other assets	4,574	6,283	(669)
Operating lease obligations	695	273	(1,244)
Trade accounts payable	(2,726)	6,299	2,236
Accrued payroll	11,198	4,951	11,600
Amounts due to third party payors	(1,612)	(3,018)	1,738
Accrued risk reserves	17,979	357	790
Other current liabilities	4,600	(3,349)	5,376
Other noncurrent liabilities	1,120	(10,473)	6,426
Net cash provided by operating activities	185,078	107,303	111,216
Cash Flows From Investing Activities:
Purchases of property and equipment	(36,446)	(27,600)	(27,901)
Acquisition of White Oak Manor, net of cash acquired	–	(215,896)	–
Investments in unconsolidated companies	(5,629)	(14,298)	(4,661)
Purchases of marketable securities	(65,188)	(35,057)	(29,501)
Sale of marketable securities	72,893	51,970	47,396
Collections of (investments in) notes receivable	512	(9)	(201)
Acquisition of other businesses, net of cash acquired	–	2,097	(2,700)
Proceeds from sale of assets	–	2,100	–
Net cash used in investing activities	(33,858)	(236,693)	(17,568)
Cash Flows From Financing Activities:
Borrowings under credit facility	–	150,000	–
Repayments under credit facility	(97,000)	(13,000)	–
Dividends paid to common stockholders	(38,704)	(36,964)	(35,560)
Issuance of common shares	14,214	14,268	313
Repurchase of common shares	(14,730)	(13,502)	(2,482)
Noncontrolling interest contributions	150	1,115	–
Entrance fee deposits (refunds)	115	(313)	169
Debt issuance costs	–	(400)	–
Principal payments under finance lease obligations	–	(860)	(4,985)
Net cash (used in) / provided by financing activities	(135,955)	100,344	(42,545)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	15,265	(29,046)	51,103
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	96,922	125,968	74,865
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$112,187	$96,922	$125,968

Balance Sheet Classifications:
Cash and cash equivalents	$92,829	$76,121	$107,076
Restricted cash and cash equivalents	19,358	20,801	18,892
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$112,187	$96,922	$125,968

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Cash Flows

(continued, in thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental Information:

Cash payments for interest	$7,030	$3,416	$290

Cash payments for income taxes	$24,719	$17,525	$14,571

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Consolidated Statements of Equity

(in thousands, except for share and per share amounts)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total
	Shares	Amount	Par Value	Earnings	Loss	Interest	Equity
Balance at January 1, 2023	15,357,746	$153	$226,991	$656,664	$(9,532)	$3,238	$877,514
Net income	–	–	–	66,798	–	(1,510)	65,288
Other comprehensive loss	–	–	–	–	2,928	–	2,928
Stock–based compensation	–	–	2,782	–	–	–	2,782
Shares sold – options exercised	37,264	–	313	–	–	–	313
Repurchase of common shares	(44,349)	–	(2,482)	–	–	–	(2,482)
Dividends declared to common stockholders ($2.34 per share)	–	–	–	(35,863)	–	–	(35,863)
Balance at January 1, 2024	15,350,661	$153	$227,604	$687,599	$(6,604)	$1,728	$910,480
Net income	–	–	–	101,927	–	159	102,086
Contributions attributable to noncontrolling interest	–	–	–	–	–	1,115	1,115
Other comprehensive income	–	–		–	1,888	–	1,888
Stock–based compensation	–	–	4,160	–	–	–	4,160
Shares sold – options exercised	232,493	1	14,268	–	–	–	14,269
Repurchase of common shares	(133,151)	–	(13,502)	–	–	–	(13,502)
Dividends declared to common stockholders ($2.42 per share)	–	–	–	(37,333)	–	–	(37,333)
Balance at January 1, 2025	15,450,003	$154	$232,530	$752,193	$(4,716)	$3,002	$983,163
Net income	–	–	–	120,015	–	2,591	122,606
Contributions attributable to noncontrolling interest	–	–	–	–	–	150	150
Other comprehensive income	–	–	–	–	3,937	–	3,937
Stock–based compensation	–	–	4,399	–	–	–	4,399
Shares sold – options exercised	213,762	1	14,213	–	–	–	14,214
Repurchase of common shares	(127,338)	–	(14,730)	–	–	–	(14,730)
Dividends declared to common stockholders ($2.53 per share)	–	–	–	(39,224)	–	–	(39,224)
Balance at December 31, 2025	15,536,427	$155	$236,412	$832,984	$(779)	$5,743	$1,074,515

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

In 2025, we contributed land to a newly-formed limited liability company resulting in an equity interest in the new entity. The fair value of the land contributed to the new entity was $5,625,000. The related cost basis of the contributed land was $2,019,000, which resulted in a gain of $3,606,000. The gain has been included as a reduction of “other operating expenses” in the consolidated financial statement of operations.

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation and incentive compensation, which were $27,498,000, $26,236,000, and $21,412,000 for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Investments in Unconsolidated Companies

We use the equity method to account for our investments in joint ventures in which we have the ability to exercise significant influence. Original investments in these entities are recorded at cost and subsequently adjusted by our share of equity in income or losses. As of December 31, 2025, the majority of our investments in unconsolidated companies relates to a multi-family development that is under construction in Franklin, Tennessee, in which we own a 55% non-controlling interest.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We perform our annual goodwill impairment assessment on the first day of the fourth quarter. Tests are performed more frequently if events occur, or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. In accordance with ASC Topic 350, Intangibles - Goodwill and Other ("ASC 350"), the guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a goodwill impairment test by comparing the carrying value of each reporting unit to its respective fair value. The Company determines the estimated fair value of each reporting unit using a discounted cash flow analysis. The fair value of the reporting unit is implied fair value of goodwill. In the event a reporting unit's carrying value exceeds its fair value, an impairment loss will be recognized. An impairment loss is measured by the difference between the carrying value of the reporting unit and its fair value. The Company elected to perform a qualitative assessment during both fiscal years 2025 and 2024 and determined for both periods that no indicators of impairment existed.

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

Non-refundable fees are included as a component of the transaction price and are amortized into revenue over the actuarially determined remaining life of the resident, which is the expected period of occupancy by the resident. We pay the refundable portion of our entry fees to residents when they relocate from our community and the apartment is re-occupied. Refundable entrance fees are not included as part of the transaction price and are classified as refundable entrance fees in the Company's consolidated balance sheets. The balances of refundable entrance fees as of December 31, 2025 and December 31, 2024 were $6,178,000 and $6,063,000, respectively.

We annually estimate the present value of the net cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non–refundable deferred revenue from entrance fees received. If the present value of the net cost of future services exceeds the related anticipated revenues, a liability is recorded (obligation to provide future services) with a corresponding charge to income. The obligation to provide future services is included in other noncurrent liabilities in the Company’s consolidated balance sheets. At December 31, 2025 and 2024, we have recorded a future service obligation in the amounts of $1,482,000 and $1,474,000, respectively.

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

Concentration of Credit Risks

Our credit risks primarily relate to cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, marketable securities, and restricted marketable securities. Cash and cash equivalents are primarily held in bank accounts and overnight investments. Restricted cash and cash equivalents are primarily invested in commercial paper and certificates of deposit with financial institutions and other interest-bearing accounts. Accounts receivable consist primarily of amounts due from patients (funded through Medicare, Medicaid, other contractual programs and through private payors) and from other health care companies for management, accounting and other services. We perform continual credit evaluations of our clients and maintain appropriate allowances for doubtful accounts on any accounts receivable proving uncollectible, and continually monitor and adjust these allowances as necessary. Marketable securities and restricted marketable securities are held primarily in accounts with brokerage institutions.

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

Our financial instruments are subject to the possibility of loss of the carrying values as a result of the failure of other parties to perform according to their contractual obligations. We evaluate the need to provide reserves for potential credit losses on our financial instruments based on management's periodic review of the portfolio on an instrument-by-instrument basis.

Recently Adopted Accounting Guidance

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires companies to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. ASU 2023-09 is effective for annual periods beginning with the Company's fiscal year 2025, with early adoption permitted and may be applied prospectively or retrospectively to prior periods. The Company has adopted the standard prospectively and has included the appropriate disclosures in our notes to the financial statements.

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

	Year Ended December 31,
	2025	2024	2023
Inpatient services	$1,315,545	$1,111,300	$956,077
Homecare and hospice services	154,086	140,459	131,537
Total net patient revenues	$1,469,631	$1,251,759	$1,087,614

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

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Year Ended December 31,
Source	2025	2024	2023
Medicare	31%	33%	34%
Managed Care	12%	10%	10%
Medicaid	30%	29%	30%
Private Pay and Other	27%	28%	26%
Total	100%	100%	100%

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

State Relief Supplemental Funding

The Company received supplemental Medicaid payments from various states. The funding generally incorporates specific use requirements primarily for direct patient care including labor related expenses or various patient care related expenses.  We have recorded $7,246,000, $12,749,000 and $20,214,000 in net patient revenues for these supplemental Medicaid payments for the years ended December 31, 2025, 2024, and 2023, respectively.

Third Party Payors

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Noncompliance with such laws and regulations can be subject to regulatory actions including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are following all applicable laws and regulations.

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe that any differences between the net revenues recorded, and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $13,739,000 and $15,351,000 as of December 31, 2025 and 2024, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

	Year Ended December 31,
	2025	2024	2023
Rental income	$24,966	$24,042	$23,926
Management and accounting service fees	18,185	17,237	18,544
Insurance services	3,405	3,344	3,857
Other	1,594	1,555	1,373
Gain on sale of property and equipment	–	–	6,230
Total other revenues	$48,150	$46,178	$53,930

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

	Year Ended December 31,
	2025	2024	2023
Operating lease payments	$22,929	$22,994	$22,928
Variable lease payments	2,037	1,048	998
Total rental income	$24,966	$24,042	$23,926

Variable lease payments are based on revenue increases as compared to a base year.

The following table sets forth the undiscounted cash flows for future minimum lease payments receivable for leases in effect at December 31, 2025 (in thousands):

2026	$23,429
2027	3,095
2028	3,028
2029	3,022
2030	3,022
Thereafter	–
Total future minimum lease payments	$35,596

Management Fees from National

We have managed skilled nursing facilities for National since 1988, and we currently manage five facilities. See Note 17 regarding our relationship with National.

During 2025, 2024 and 2023, we recognized approximately $5,799,000, $5,643,000, and $5,200,000, respectively, of management fees and interest on management fees from National. Unrecognized and unpaid management fees and interest on management fees from National total $18,730,000 and $18,975,000 at December 31, 2025 and 2024, respectively.

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

Management Fees and Financial and Accounting Services for Other Healthcare Centers

We provide management services and financial and accounting services to certain healthcare facilities (in addition to the five National centers) operated by third party owners. For the years ended December 31, 2025, 2024 and 2023, we recognized management fees and financial and accounting fees of $12,386,000, $11,594,000, and $13,344,000 from these centers, respectively.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 were $2,247,000, $2,186,000, and $2,611,000, respectively. Associated losses and expenses are reflected in the consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 were $1,158,000, $1,158,000, and $1,246,000, respectively. Associated losses and expenses including those for self–insurance are included in the consolidated statements of operations as "Other operating costs and expenses".

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

	Year Ended December 31,
	2025	2024	2023
Interest income	$9,844	$10,104	$8,383
Dividends and net realized gains or losses on the sale of securities	8,045	7,973	6,262
Equity in earnings of unconsolidated investments	218	589	2,015
Gain on sale of unconsolidated company	–	1,024	–
Total non-operating income	$18,107	$19,690	$16,660

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

The following tables set forth the Company’s consolidated statements of operations by business segment (in thousands):

	Year Ended December 31, 2025
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$1,315,545	$154,086	$–	$1,469,631
Other revenues	1,467	–	46,683	48,150
Net operating revenues	1,317,012	154,086	46,683	1,517,781

Costs and Expenses:
Salaries, wages and benefits	775,477	93,535	52,068	921,080
Other operating	336,746	27,537	12,919	377,202
Facility rent	35,972	2,373	7,882	46,227
Depreciation and amortization	41,066	581	3,273	44,920
Total costs and expenses	1,189,261	124,026	76,142	1,389,429

Income (loss) from operations	127,751	30,060	(29,459)	128,352
Non-operating income	–	–	18,107	18,107
Interest expense	(6,371)	–	–	(6,371)
Unrealized gains on marketable equity securities	–	–	22,344	22,344

Income before income taxes	$121,380	$30,060	$10,992	$162,432

	Year Ended December 31, 2024
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$1,111,300	$140,459	$–	$1,251,759
Other revenues	1,315	–	44,863	46,178
Government stimulus income	–	–	9,445	9,445
Net operating revenues and stimulus income	1,112,615	140,459	54,308	1,307,382

Costs and Expenses:
Salaries, wages and benefits	668,029	85,712	57,189	810,930
Other operating	280,867	25,927	14,596	321,390
Facility rent	33,787	2,295	7,100	43,182
Depreciation and amortization	37,988	737	3,260	41,985
Total costs and expenses	1,020,671	114,671	82,145	1,217,487

Income (loss) from operations	91,944	25,788	(27,837)	89,895
Non-operating income	–	–	19,690	19,690
Interest expense	(4,135)		–	(4,135)
Unrealized gains on marketable equity securities	–	–	30,958	30,958

Income before income taxes	$87,809	$25,788	$22,811	$136,408

	Year Ended December 31, 2023
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$956,077	$131,537	$–	$1,087,614
Other revenues	1,141	–	52,789	53,930
Net operating revenues	957,218	131,537	52,789	1,141,544

Costs and Expenses:
Salaries, wages and benefits	589,279	80,610	42,455	712,344
Other operating	254,559	23,529	10,095	288,183
Facility rent	32,542	2,172	6,811	41,525
Depreciation and amortization	38,172	786	3,076	42,034
Total costs and expenses	914,552	107,097	62,437	1,084,086

Income (loss) from operations	42,666	24,440	(9,648)	57,458
Non-operating income	–	–	16,660	16,660
Interest expense	(324)	–	–	(324)
Unrealized gains on marketable equity securities	–	–	14,944	14,944

Income before income taxes	$42,342	$24,440	$21,956	$88,738

Note 6 – Long–Term Leases

Operating Leases

At December 31, 2025, we lease from NHI the real property of 32 skilled nursing facilities and three independent living centers under one master lease agreement. As part of the lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator. We have two remaining contractual options to renew the lease for 5-year periods commencing January 1, 2027 and January 1, 2032, with a base rent for each renewal term equal to the fair rental value of the lease property as negotiated between the parties, without including any value attributable to improvements to the lease property voluntarily made by us at our expense. In October 2025, we sent NHI a notice of our exercise of our option to renew the Master Lease for one five-year term commencing January 1, 2027. See Note 16 – Contingencies, Commitments and Other Matters for further discussion of the lease.

The annual base rent is $32,225,000 in 2025 and $31,975,000 in 2026 with the lease term expiring at December 31, 2026. The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Percentage rent expense under the NHI lease agreements for 2025, 2024, and 2023 was $8,171,000, $6,289,000 and $5,549,000, respectively.

We have a right of first refusal with NHI to purchase any of the properties should NHI receive an offer from an unrelated party during the term of the lease or up to 180 days after termination of the related lease.

Minimum Lease Payments

The following table summarizes the maturity of our operating lease liabilities as of December 31, 2025 (in thousands):

Operating Leases
2026	$35,548
2027	2,781
2028	2,117
2029	1,769
2030	1,515
Thereafter	10,361
Total minimum lease payments	$54,091
Less: amounts representing interest	(7,019)
Present value of future minimum lease payments	47,072
Less: current portion	(33,611)
Noncurrent lease liabilities	$13,461

As of December 31, 2025 and 2024, the weighted average remaining lease term is 4.0 years and 3.7 years, respectively. As of December 31, 2025 and 2024, the weighted average discount rate used to determine lease liabilities is 6.7% and 7.0%, respectively.

Lease Costs

Lease costs recorded in the consolidated statement of operations are as follows (in thousands):

	December 31,
	2025		2024		2023
Operating lease costs:	$		$		$
Operating lease costs		36,850		35,669		34,953
Variable lease costs		8,171		6,289		5,549
Short-term lease costs		1,206		1,224		1,023
Total operating lease costs		$46,227		$43,182		$41,525

Cash paid for amounts included in the measurement of lease liabilities were $36,155,000, $35,394,000 and $36,198,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 7 – Earning Per Share

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Basic:
Weighted average common shares outstanding	15,472,185	15,393,782	15,310,142
Net income attributable to common stockholders of National Healthcare Corporation	$120,015	$101,927	$66,798

Earnings per common share, basic	$7.76	$6.62	$4.36

Diluted:
Weighted average common shares outstanding	15,472,185	15,393,782	15,310,142
Dilutive effect of stock options	174,153	204,746	67,201
Assumed average common shares outstanding	15,646,338	15,598,528	15,377,343

Net income attributable to common stockholders of National Healthcare Corporation	$120,015	$101,927	$66,798

Earnings per common share, diluted	$7.67	$6.53	$4.34

For the years ended December 31, 2025, 2024 and 2023, there were no stock options excluded from the calculation of diluted weighted average shares of common stock outstanding.

Note 8 – Investments in Marketable Securities

Marketable securities consist of the following (in thousands):

	December 31, 2025		December 31, 2024
	Book Value	Fair Value	Book Value	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$162,972	$30,176	$140,064
Restricted investments available for sale:
Marketable equity securities	13,104	17,197	18,534	23,190
Corporate debt securities	58,458	58,898	58,927	57,471
Asset–backed securities	16,886	16,236	15,593	14,410
U.S. Treasury securities	43,384	42,836	46,811	44,186
State and municipal securities	5,282	5,323	3,787	3,737
	$167,290	303,462	$173,828	$283,058

Included in the marketable equity securities available for sale are the following (in thousands, except share amounts):

	December 31, 2025			December 31, 2024
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$124,532	1,630,642	$24,734	$113,003

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	December 31, 2025		December 31, 2024
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$14,309	$14,236	$25,707	$25,317
1 to 5 years	69,316	68,390	66,117	63,379
6 to 10 years	40,385	40,667	32,648	30,606
Over 10 years	−	−	646	502
	$124,010	$123,293	$125,118	$119,804

Gross unrealized gains related to marketable equity securities are $137,436,000 and $115,259,000 as of December 31, 2025 and 2024, respectively. Gross unrealized losses related to marketable equity securities are $547,000 and $715,000 as of December 31, 2025 and 2024, respectively. For the years ended December 31, 2025, 2024, and 2023, the Company recognized net unrealized gains of $22,344,000, $30,958,000, and $14,944,000 respectively, in the consolidated statements of operations.

Gross unrealized gains related to available for sale marketable debt securities are $1,464,000 and $135,000 as of December 31, 2025 and 2024, respectively. Gross unrealized losses related to available for sale marketable debt securities are $2,181,000 and $5,449,000 as of December 31, 2025 and 2024, respectively.

The Company’s unrealized losses in our available for sale marketable debt securities were determined to be non-credit related. The Company has not recognized any credit related impairments for the years ended December 31, 2025 and 2024.

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

Proceeds from the sale of available for sale marketable securities during the years ended December 31, 2025, 2024, and 2023 were $72,893,000, $51,970,000, and $47,396,000, respectively. Net investment gains of $1,167,000 and $1,093,000 and net investment losses of $667,000 were realized on these sales during the years ended December 31, 2025, 2024, and 2023, respectively.

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

We validated the prices provided by our broker by reviewing their pricing methods, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our broker as of December 31, 2025 or 2024.

Other

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short–term nature. At December 31, 2025 and 2024, there were no material differences between the carrying amounts and fair values of NHC’s financial instruments.

The following table summarizes fair value measurements by level at December 31, 2025 and December 31, 2024 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
December 31, 2025	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$92,829	$92,829	$–	$–
Restricted cash and cash equivalents	19,358	19,358	–	–
Marketable equity securities	180,169	180,169	–	–
Corporate debt securities	58,898	45,948	12,950	–
Asset–backed securities	16,236	−	16,236	–
U.S. Treasury securities	42,836	42,836	–	–
State and municipal securities	5,323	877	4,446	–
Total financial assets	$415,649	$382,017	$33,632	–

	Fair Value Measurements Using
December 31, 2024	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$76,121	$76,121	$–	$–
Restricted cash and cash equivalents	20,801	20,801	–	–
Marketable equity securities	163,254	163,254	–	–
Corporate debt securities	57,471	43,656	13,815	–
Asset–backed securities	14,410	–	14,410	–
U.S. Treasury securities	44,186	44,186	–	–
State and municipal securities	3,737	806	2,931	–
Total financial assets	$379,980	$348,824	$31,156	$–

Note 10 – Property and Equipment

Property and equipment, at cost, consists of the following (in thousands):

	December 31,
	2025	2024
Land	$98,389	$99,815
Leasehold improvements	138,640	133,049
Buildings and improvements	849,927	835,851
Furniture and equipment	207,149	200,872
Construction in progress	14,786	12,149
Property and equipment, at cost	1,308,891	1,281,736
Less: Accumulated depreciation	(635,094)	(597,447)
Net property and equipment	$673,797	$684,289

Note 11 – Goodwill and Other Intangible Assets

As of December 31, 2025, we evaluated potential triggering events that might be indicators that our goodwill and indefinite lived intangibles were impaired. The Company performs its goodwill impairment analysis for each reporting unit that constitutes a component for which (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component, in accordance with the provisions of ASC Topic 350, Intangibles - Goodwill and Other. No goodwill or intangible asset impairments were recorded during the years ended December 31, 2025, 2024, and 2023.

The following table represents activity in goodwill by segment as of and for the year ended December 31, 2025 (in thousands):

	Year Ended December 31, 2025
	Inpatient Services	Homecare and Hospice	All Other	Total
January 1, 2024	3,741	164,554	–	168,295
Additions	2,183	–	–	2,183
December 31, 2024	5,924	164,554	–	170,478
Additions	–	–	–	–
December 31, 2025	$5,924	$164,554	$–	$170,478

Indefinite-lived intangible assets consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Trade names	$15,896	$15,896
Certificates of need	1,756	1,756
Licenses	2,212	2,212
Total	$19,864	$19,864

Note 12 – Income Taxes

Income before income taxes was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023

United States	$162,432	$136,408	$88,738

Income before income taxes	$162,432	$136,408	$88,738

The provision for income taxes is comprised of the following components (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current tax provision
Federal	$25,589	$12,900	$14,520
State	7,049	3,490	3,137
Foreign	–	–	–
Total current tax provision	32,638	16,390	17,657
Deferred tax provision
Federal	5,638	13,841	4,142
State	1,550	4,091	1,651
Foreign	–	–	–
Total deferred tax provision	7,188	17,932	5,793
Income tax provision	$39,826	$34,322	$23,450

The deferred tax assets and liabilities, consisting of temporary differences tax effected at the respective income tax rates, are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Accrued risk reserves	$2,361	$2,012
Accrued expenses	9,547	7,695
Stock based compensation	1,350	1,181
Deferred revenue	2,941	3,154
Operating lease liabilities	11,963	19,896
Other	1,105	847
Total gross deferred tax assets	29,267	34,785
Less: valuation allowance	(212)	(517)
Deferred tax assets less valuation allowance	$29,055	$34,268

Deferred tax liabilities:
Unrealized gains on marketable securities	$(35,415)	$(28,581)
Deferred gain on sale of assets, net	(2,048)	(2,055)
Book basis in excess of tax basis of intangible assets	(6,283)	(5,655)
Book basis in excess of tax basis of securities	(2,787)	(4,042)
Book basis in excess of tax basis of fixed assets	(10,460)	(6,579)
Long–term investments	(2,605)	(2,652)
Operating lease assets	(12,144)	(20,254)
Total deferred tax liabilities	$(71,742)	$(69,818)

Net deferred tax liability	$(42,687)	$(35,550)

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows (dollars in thousands):

	Year Ended December 31,
	2025

Tax provision at federal statutory rate	$34,111	21.0%

State and Local Income Taxes, net of federal benefit (1)	7,834	4.8
Changes in Valuation Allowances	(305)	(0.2)
Nontaxable and Nondeductible Items	(237)	(0.2)
Changes in Unrecognized tax benefits	(389)	(0.2)
Other Adjustments	(1,188)	(0.7)
Effective tax rate	$39,826	24.5%

(1) The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include Tennessee.

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Tax provision at federal statutory rate	$28,646	$18,635

Increase in income taxes resulting from:
State, net of federal benefit	6,349	4,600
Unrecognized tax benefits	690	1,227
Expiration of statute of limitations	(932)	(1,491)
Tax (expense) benefit of noncontrolling interest	(34)	317
Other, net	(397)	162
Total increases	5,676	4,815
Effective income tax expense	$34,322	$23,450

Our deferred tax assets have been evaluated for realization based on historical taxable income, tax planning strategies, the expected timing of reversals of existing temporary differences and future taxable income anticipated. Our deferred tax assets, with the exception of certain deferred tax assets associated with unrealized losses on marketable securities, are more likely than not to be realized in full due to the existence of sufficient taxable income of the appropriate character under the tax law.  As such, the only valuation allowance relates to unrealized losses on marketable securities.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Deferred Tax Asset	Liability For Unrecognized Tax Benefits	Liability For Interest and Penalties	Liability Total
Balance, January 1, 2023	$4,754	$8,505	$2,678	$11,183
Additions based on tax positions related to the current year	1,454	1,454	–	1,454
Additions (reductions) for tax positions of prior years	(198)	324	1,583	1,907
Reductions for statute of limitation expirations	(361)	(1,030)	(823)	(1,853)
Balance, December 31, 2023	5,649	9,253	3,438	12,691
Additions based on tax positions related to the current year	835	835	–	835
Additions (reductions) for tax positions of prior years	(1,380)	(1,097)	859	(238)
Reductions for statute of limitation expirations	(232)	(592)	(572)	(1,164)
Balance, December 31, 2024	4,872	8,399	3,725	12,124
Additions based on tax positions related to the current year	754	754	–	754
Additions (reductions) for tax positions of prior years	(531)	(409)	(934)	1,576
Reductions for statute of limitation expirations	(233)	(602)	(568)	(1,403)
Balance, December 31, 2025	$4,862	$8,142	$2,223	$13,051

Unrecognized tax benefits of $4,040,000, net of federal benefit at December 31, 2025, attributable to permanent differences, would favorably impact our effective tax rate if recognized. We do not expect significant increases or decreases in unrecognized tax benefits for the 2026 year, except for the effect of decreases related to the lapse of statute of limitations estimated at $964,000.

Interest and penalties expense related to U.S. federal and state income tax returns are included within income tax expense.  The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2022 (with few state exceptions).

The amount of cash income taxes paid by the Company were as follows (in thousands):

Year Ended December 31,
2025

Federal	$20,688
State
Tennessee	1,785
Other states	2,246
Total income taxes paid, net	$24,719

The amount of cash income taxes paid by the Company during the years ended December 31, 2024 and 2023 was $17,525,000 and $14,571,000, respectively.

Note 13 – Stock Repurchases

During 2025, the Company purchased 127,338 shares of its common stock for a total cost of $14,730,000. During 2024, the Company purchased 133,151 shares of its common stock for a total cost of $13,502,000. During 2023, the Company purchased 44,349 shares of its common stock for a total cost of $2,482,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

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

In May 2020, our stockholders approved the 2020 Omnibus Equity Incentive Plan (the “2020 Equity Incentive Plan”) pursuant to which 2,500,000 shares of our common stock were available to grant for restricted stock, stock appreciation rights, stock options, and an employee stock purchase plan. The employee stock purchase plan allows employees to purchase our shares of stock through payroll deductions. At December 31, 2025, 1,272,632 shares were available for future grants under the 2020 Equity Incentive Plan.

Compensation expense is recognized only for the awards that ultimately vest. The Company accounts for forfeitures when they occur. Stock–based compensation totaled $4,399,000, $4,160,000, and $2,782,000, for the years ended December 31, 2025, 2024, and 2023, respectively. Stock–based compensation is included in salaries, wages and benefits in the consolidated statements of operations. The total intrinsic value of shares exercised (and tax deductions taken) was $9,464,000, $9,143,000, and $2,769,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

At December 31, 2025, the Company had $5,019,000 of unrecognized compensation cost related to unvested stock-based compensation awards. This unrecognized compensation cost will be amortized over an approximate two-year period.

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

	Year Ended December 31,
	2025	2024	2023
Risk–free interest rate	4.1%	4.4%	4.5%
Expected volatility	27.0%	24.1%	29.3%
Expected life, in years	2.9	2.9	2.9
Expected dividend yield	2.8%	2.6%	4.4%

The following table summarizes option activity:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2023	445,144	$66.62	−
Options granted	299,278	54.44	−
Options exercised	(103,481)	64.72	−
Options cancelled	(52,407)	60.58	−
Options outstanding at December 31, 2023	588,534	61.30	−
Options granted	297,783	94.42	−
Options exercised	(219,973)	64.73	−
Options cancelled	(35,102)	79.20	−
Options outstanding at December 31, 2024	631,242	74.73	−
Options granted	306,148	91.42	−
Options exercised	(202,281)	70.17	−
Options cancelled	(87,134)	85.94	−
Options outstanding at December 31, 2025	647,975	$82.53	$35,350,779

Options exercisable at December 31, 2025	208,964	$72.85	$13,424,673

Options Outstanding December 31, 2025	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
199,607	$53.94	–	$71.64	$59.88	1.8
448,368	$90.62	–	$106.48	92.62	3.8
647,975				$82.53	3.2

Note 15 – Long-Term Debt

Long–term debt consists of the following (dollars in thousands):

	Interest rate at December 31, 2025	Maturity	December 31, 2025	December 31, 2024
Credit facility, interest payable monthly	Variable, 5.3%	2029	$40,000	$137,000
Less current portion			(7,500)	(7,500)
Long-term debt, less current portion			$32,500	$129,500

On August 1, 2024, the Company entered into a $200,000,000 senior credit facility with a five-year term consisting of a $150,000,000 term facility and a $50,000,000 revolving line of credit (the “Credit Facility”).  The Credit Facility is for general corporate purposes, including working capital and acquisitions.  The loans bear interest at either (i) Term Secured Overnight Financing Rate (“SOFR”) for interest periods of one, three or six months, plus the applicable margin or, at NHC’s option, (ii) the Base Rate plus the applicable margin.  The applicable margin is an interest rate per annum between 1.30% and 1.65% for Term SOFR loans and between .30% and .65% for Base Rate loans, depending upon the Company meeting certain conditions. The revolving line of credit contains a commitment fee equal to 0.25% of the unused borrowing capacity. There are no amounts outstanding on the revolving line of credit at December 31, 2025.

NHC’s obligations under the Credit Facility are unsecured. The Credit Facility contains customary representations and warranties, financial covenants, and other customary affirmative and negative covenants. The Credit Facility also contains customary events of default. As of December 31, 2025, the Company is compliant with all financial covenants.  Based on level 2 inputs, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt based upon the interest rates that the Company believes it can currently obtain for similar debt.

The aggregate maturities of long–term debt for the five years subsequent to December 31, 2025 are as follows (in thousands):

Long–Term Debt
2026	$7,500
2027	7,500
2028	7,500
2029	17,500
2030	–
Total	$40,000

Note 16 – Contingencies, Commitments and Other Matters

National Health Investors, Inc. Lease

As discussed in Note 6 - Long-Term Leases, our wholly-owned subsidiary, NHC/OP, L.P. ("the tenant"), is the tenant under a Master Agreement to Lease with NHI dated October 17, 1991, as amended (the "Master Lease"), for 32 skilled nursing facilities and three independent living centers (collectively, the "Leased Property"). On July 29, 2025, the Tenant received a letter from NHI notifying the Tenant of allegations it was not in compliance with four non-monetary provisions of the Master Lease and requesting compliance by August 29, 2025.

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

Accrued Risk Reserves

We are self–insured for risks related to workers’ compensation and general and professional liability insurance. We have two wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned and leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $121,595,000 and $103,616,000 at December 31, 2025 and 2024, respectively. The liability is included in accrued risk reserves in the consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Debt Guarantees

At December 31, 2025, no agreement to guarantee the debt of other parties exists.

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

Financing Activities

In conjunction with our management contract, we have entered into a line of credit arrangement whereby we may have amounts due from National from time to time. The maximum loan commitment under the line of credit is $2,000,000. At December 31, 2025 and 2024, National did not have an outstanding balance on the line of credit.

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

Payroll and Related Services

The personnel conducting our business, including our executive management team, are employees of National and may have ownership interests in National only through their participation in the ESOP. National provides payroll services to NHC, provides employee fringe benefits, and maintains certain liability insurance. We pay to National all the costs of personnel employed for our benefit, as well as an administrative fee equal to 1% of payroll costs. The administrative fee paid to National for the years ended December 31, 2025, 2024, and 2023 was $6,218,000, $5,878,000, and $5,431,000, respectively. At December 31, 2025 and 2024, the Company has recorded $911,000 and $2,933,000, respectively, in accounts payable in the consolidated balance sheets as a result of the timing differences between interim payments for payroll and employee benefits services costs.

National’s Ownership of Our Stock

At December 31, 2025 and 2024, National owns 1,030,887 shares of our outstanding common stock.  This accounts for 6.6% and 6.7%, respectively, of the total outstanding shares of common stock.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2025, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10–K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10–K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a–15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control–Integrated Framework (2013 Framework). We have concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte and Touche LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of National HealthCare Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of National HealthCare Corporation (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025 of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Nashville, Tennessee

February 26, 2026

Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in our definitive 2026 proxy statement set forth under the captions Directors of the Company and Executive Officers of the Company is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information in our definitive 2026 proxy statement set forth under the caption Compensation Discussion & Analysis is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference from our definitive 2026 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in our definitive 2026 proxy statement set forth under the caption Certain Relationships and Related Transactions is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in our definitive 2026 proxy statement set forth under the caption Report of the Audit Committee is hereby incorporated by reference (which will be filed within 120 days of the end of the fiscal year to which this report relates).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as a part of this report:

(a)	(1)	Financial Statements:

The following financial statements are included in Item 8 of this Annual Report on Form 10-K and are filed as part of this report:

Report of Independent Registered Public Accounting Firm (PCAOB ID:42)

Consolidated Statements of Operations – Years ended December 31, 2025, 2024, and 2023

Consolidated Statements of Comprehensive Income – Years ended December 31, 2025, 2024, and 2023

Consolidated Balance Sheets – At December 31, 2025 and 2024

Consolidated Statements of Cash Flows – Years ended December 31, 2025, 2024, and 2023

Consolidated Statements of Equity – Years ended December 31, 2025, 2024, and 2023

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

NATIONAL HEALTHCARE CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

(in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance– Beginning of Period	Charged to Costs and Expenses	Charged to other Accounts		Deductions		Balance– End of Period
For the year ended December 31, 2023
Allowance for doubtful accounts	$6,246	$7,424	$	−	$5,616	(1)	$8,054
Accrued risk reserves	$102,469	$81,364	$	−	$80,574		$103,259

For the year ended December 31, 2024
Allowance for doubtful accounts	$8,054	$8,831	$	−	$7,183	(1)	$9,702
Accrued risk reserves	$103,259	$91,921	$	−	$91,564		$103,616

For the year ended December 31, 2025
Allowance for doubtful accounts	$9,702	$13,354	$	−	$8,128	(1)	$14,928
Accrued risk reserves	$103,616	$130,627	$	−	$112,648		$121,595

(1)  Amounts written off, net of recoveries

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits:

EXHIBIT INDEX

Exhibit No.	Description	Page No. or Location

3.1	Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S–4 (File No. 333–37185) dated October 3, 1997)

3.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation	Incorporated by reference to Exhibit 3.5 attached to Form 10-Q filed on August 3, 2017

3.3	Certificate of Designations of Series A Convertible Preferred Stock of National HealthCare Corporation	Incorporated by reference to Exhibit 2.1 to the current report on Form 8–K filed on December 20, 2006

3.4	Certificate of Designation Series B Junior Participating Preferred Stock	Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 8–A, dated August 3, 2007

3.5	Restated Bylaws as amended February 14, 2013	Incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10–Q filed on May 8, 2013.

4.1	Form of Common Stock	Incorporated by reference to Exhibit 4.1 attached to Form 10-Q filed on August 3, 2017

4.2	Description of each class of securities registered under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.2 attached to Form 10-K filed on February 21, 2020

10.1	Master Agreement of Lease dated as of October 17, 1991 by and among National Health Investors, Inc. and National HealthCorp, L.P.	Incorporated by reference to Exhibit 10.1 to the Registrant's registration statement on Form S–4 filed October 3, 1997

10.2	Form of Service Agreement by and between National Health Corporation and National HealthCare Corporation	Incorporated by reference to Exhibit 10.5.1 to the Registrant's registration statement on Form S–4 filed October 3, 1997

10.3	Amendment No. 1 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCorp L.P.	Incorporated by reference to Exhibit 10.19 from 2005 Form 10–K filed March 16, 2006

10.4	Amendment No. 2 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.20 from 2005 Form 10–K filed March 16, 2006

10.5	Amendment No. 3 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.21 from 2005 Form 10–K filed March 16, 2006

10.6	Amendment No. 4 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare L.P.	Incorporated by reference to Exhibit 10.22 from 2005 Form 10–K filed March 16, 2006

10.7	Amendment No. 5 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.23 from 2005 Form 10–K filed March 16, 2006

*10.8	National HealthCare Corporation's 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit A to 2010 Proxy Statement filed April 1, 2010.

*10.9	First Amendment dated February 14, 2011 to the National HealthCare Corporation 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.16 from 2015 Form 10-K filed February 19, 2016.

*10.10	Amendment dated March 10, 2015 to National HealthCare Corporation's 2010 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to 2015 Proxy Statement filed April 1, 2015.

*10.11	2017 NHC Executive Officer Performance Based Compensation Plan	Incorporated by reference to Appendix B to 2017 Proxy Statement filed April 4, 2017.

* 10.12	National HealthCare Corporation’s 2020 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to 2020 Proxy Statement filed April 6, 2020

10.13	Amendment to Purchase and Sale Agreement with Modifications to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.14	Agreement to Lease between NHI–REIT of Northeast, LLC, Landlord and NHC/OP, L.P. and National HealthCare Corporation, Co–Tenants	Incorporated by reference to Exhibit 10.4 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.15	Amended and Restated Amendment No. 6 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.2 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

10.16	Amendment No. 7 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.3 of National HealthCare Corporation's Form 10–Q filed on November 5, 2013

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

Incorporated by reference to Exhibit 10.27 to National HealthCare Corporation's annual report on Form 10–K filed on February 21, 2014

10.19	Purchase and Sale Agreement and Extension of Master Lease dated December 26, 2012 between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.29 to National HealthCare Corporation's annual report on Form 10–K filed on February 21, 2014

10.20	Amendment No. 8 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.20 to National HealthCare Corporations annual report on Form 10-K Filed on February 19, 2021

10.21	Purchase and Sale Agreement dated June 11, 2021 between NHC/OP, L.P., a wholly owned subsidiary of NHC, and Norman C. McRae and McRae Investment Company, LLC	Incorporated by reference to Exhibit 10.21 to National HealthCare Corporation annual report on Form 10-K Filed on February 18, 2022

10.22	Amendment No. 9 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.1 of National HealthCare Corporation's Form 10-Q filed on November 3, 2022

10.23	Amendment No. 10 to Master Agreement to Lease between National Health Investors, Inc. and National HealthCare Corporation	Incorporated by reference to Exhibit 10.2 of National HealthCare Corporation's Form 10-Q filed on November 3, 2022

10.24	National HealthCare Corporation Compensation Recoupment Policy	Incorporated by reference to Exhibit 10.25 of National HealthCare Corporation’s Form 10-K filed February 16, 2024

10.25

Purchase and Sale Agreement dated May 31, 2024 between NHC/OP, L.P., a wholly owned subsidiary of NHC, and Douglas M. Cecil, Oliver K. Cecil, Jr., Dorothy Dean Cecil, Jeni Cecil Feeser, Beth Creech Cecil, John Barber And Teresa J. Cecil, As Trustee Of The Teresa J. Cecil Revocable Trust U/A Dated July 20, 2006, As Amended And Restated On February 15, 2023

Incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed on August 8, 2024

14	Code of Ethics of National HealthCare Corporation	Available at NHC’s website www.nhccare.com or in print upon request to: National HealthCare Corp. Attn: Investor Relations P. O. Box 1398 Murfreesboro, TN 37133–1398 Telephone (615) 890–2020

16	Letter from Ernst & Young LLP to the Securities and Exchange Commission	Incorporated by reference to Exhibit 16.1 to the current report on Form 8–K filed on April 8, 2025

19.1	National HealthCare Corporation General Policy on Insider Trading	Incorporated by reference to Exhibit 10.24 of National HealthCare Corporation’s Form 10-K filed February 16, 2024

19.2	Amended and restated National HealthCare Corporation General Policy on Insider Trading	Incorporated by reference to Exhibit 10.27 of the National HealthCare Corporation’s Form 10-K filed February 28, 2025

21	Subsidiaries of Registrant	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm –Deloitte and Touche LLP	Filed Herewith

23.2	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP	Filed Herewith

31.1	Rule 13a–14(a)/15d–14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a–14(a)/15d–14(a) Certification of Chief Financial Officer	Filed Herewith

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Chief Financial Officer	Filed Herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive File (embedded within the Inline XBRL document and included in Exhibit 101)

*Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION

Date: February 26, 2026	BY:	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 26, 2026	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 26, 2026	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 26, 2026	/s/ Robert G. Adams
Robert G. Adams
Chairman of the Board

Date: February 26, 2026	/s/ J. Paul Abernathy
J. Paul Abernathy
Director

Date: February 26, 2026	/s/ Emil E. Hassan
Emil E. Hassan
Director

Date: February 26, 2026	/s/ Sandra Y. Trail
Sandra Y. Trail
Director

Date: February 26, 2026	/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Director

Date: February 26, 2026	/s/ Lisa Piercey
Lisa Piercey
Director