Form 10-Q
period 2026-03-31
NATIONAL HEALTHCARE CORP
filed 2026-05-07
CIK 1047335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

15,619,641 shares of common stock of the registrant were outstanding as of April 30, 2026.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31
	2026	2025

Revenues:
Net patient revenues	$369,805	$361,607
Other revenues	12,016	12,090
Net operating revenues	381,821	373,697

Cost and expenses:
Salaries, wages, and benefits	235,074	228,130
Other operating	91,237	92,457
Facility rent	11,643	11,365
Depreciation and amortization	11,614	10,978
Total costs and expenses	349,568	342,930

Income from operations	32,253	30,767

Other income (expense):
Non–operating income	3,757	4,079
Interest expense	(269)	(2,106)
Unrealized gains on marketable equity securities	9,074	10,982

Income before income taxes	44,815	43,722
Income tax provision	(8,712)	(11,432)
Net income	36,103	32,290
Net income attributable to noncontrolling interest	(246)	(85)

Net income attributable to National HealthCare Corporation	$35,857	$32,205

Earnings per share attributable to National HealthCare Corporation stockholders:
Basic	$2.31	$2.09
Diluted	$2.27	$2.07

Weighted average common shares outstanding:
Basic	15,541,634	15,438,306
Diluted	15,770,507	15,575,752

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended March 31
	2026	2025

Net income	$36,103	$32,290

Other comprehensive income/(loss):
Unrealized gains/(losses) on investments in marketable debt securities	(1,092)	1,594
Reclassification adjustment for realized losses on sales of marketable debt securities	11	–
Income tax (expense)/benefit related to items of other comprehensive income	162	(204)
Other comprehensive income/(loss), net of tax	(919)	1,390

Net income attributable to noncontrolling interest	(246)	(85)

Comprehensive income attributable to National HealthCare Corporation	$34,938	$33,595

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2026	December 31, 2025
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$85,526	$92,829
Restricted cash and cash equivalents, current portion	19,605	18,118
Marketable equity securities	172,826	162,972
Restricted marketable equity securities	16,624	17,197
Restricted marketable debt securities, current portion	16,991	18,062
Accounts receivable	137,742	139,002
Inventories	9,150	7,795
Prepaid expenses and other assets	7,112	5,845
Total current assets	465,576	461,820

Property and Equipment:
Property and equipment, at cost	1,318,245	1,308,891
Accumulated depreciation and amortization	(646,422)	(635,094)
Net property and equipment	671,823	673,797

Other Assets:
Restricted cash and cash equivalents, less current portion	1,197	1,240
Restricted marketable debt securities, less current portion	105,841	105,231
Deposits and other assets	7,546	7,478
Operating lease right-of-use assets	39,787	47,778
Goodwill	170,478	170,478
Intangible assets	19,864	19,864
Investments in unconsolidated companies	41,982	38,733
Total other assets	386,695	390,802
Total assets	$1,524,094	$1,526,419

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$21,371	$22,767
Operating lease liabilities, current portion	26,018	33,611
Accrued payroll	109,575	103,917
Amounts due to third party payors	14,062	13,739
Accrued risk reserves, current portion	36,595	36,180
Other current liabilities	33,215	25,977
Dividends payable	9,989	9,941
Long-term debt due within one year	–	7,500
Total current liabilities	250,825	253,632

Long-term debt	–	32,500
Operating lease liabilities, less current portion	13,296	13,461
Accrued risk reserves, less current portion	89,905	85,415
Refundable entrance fees	5,992	6,178
Deferred income taxes	45,250	42,687
Other noncurrent liabilities	22,212	18,031
Total liabilities	427,480	451,904

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,607,204 and 15,536,427 shares, respectively, issued and outstanding	156	155
Capital in excess of par value	233,639	236,412
Retained earnings	858,852	832,984
Accumulated other comprehensive loss	(1,698)	(779)
Total National HealthCare Corporation stockholders’ equity	1,090,949	1,068,772
Noncontrolling interest	5,665	5,743
Total equity	1,096,614	1,074,515
Total liabilities and equity	$1,524,094	$1,526,419

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Three Months Ended March 31
	2026	2025
Cash Flows From Operating Activities:
Net income	$36,103	$32,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,614	10,978
Equity in losses of unconsolidated investments	346	–
Unrealized gains on marketable equity securities	(9,074)	(10,982)
Gains on sale of marketable securities	(173)	(241)
Deferred income taxes	2,725	1,356
Stock–based compensation	1,280	1,027
Changes in operating assets and liabilities:
Accounts receivable	1,260	(6,416)
Inventories	(1,355)	960
Prepaid expenses and other assets	(1,335)	445
Operating lease obligations	233	175
Trade accounts payable	(1,396)	(3,847)
Accrued payroll	5,658	3,541
Amounts due to third party payors	323	(1,454)
Accrued risk reserves	4,905	4,581
Other current liabilities	7,238	5,919
Other noncurrent liabilities	4,181	923
Net cash provided by operating activities	62,533	39,255
Cash Flows From Investing Activities:
Purchases of property and equipment	(9,640)	(6,137)
Investments in unconsolidated companies	(3,594)	(2,419)
Collections of notes receivable	–	7
Purchases of marketable securities	(10,938)	(11,062)
Proceeds from sale of marketable securities	10,284	12,288
Net cash used in investing activities	(13,888)	(7,323)
Cash Flows From Financing Activities:
Repayments under credit facility	(40,000)	(3,000)
Dividends paid to common stockholders	(9,941)	(9,420)
Issuance of common stock	12,268	1,278
Repurchase of common shares	(16,321)	(1,722)
Noncontrolling interest distributions	(324)	–
Entrance fee deposits (refunds)	(186)	171
Net cash used in financing activities	(54,504)	(12,693)
Net Increase/(Decrease) in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	(5,859)	19,239
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	112,187	96,922
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$106,328	$116,161

Balance Sheet Classifications:
Cash and cash equivalents	$85,526	$90,386
Restricted cash and cash equivalents	20,802	25,775
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$106,328	$116,161

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

For the three months ended March 31, 2026:

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Loss	Interest	Equity
Balance at January 1, 2026	15,536,427	$155	$236,412	$832,984	$(779)	$5,743	$1,074,515
Net income	–	–	–	35,857	–	246	36,103
Distributions attributable to noncontrolling interest	–	–	–	–	–	(324)	(324)
Other comprehensive loss	–	–	–	–	(919)	–	(919)
Stock–based compensation	–	–	1,280	–	–	–	1,280
Shares sold – options exercised	168,497	1	12,268	–	–	–	12,269
Repurchase of common shares	(97,720)	–	(16,321)	–	–	–	(16,321)
Dividends declared to common stockholders ($0.64 per share)	–	–	–	(9,989)	–	–	(9,989)
Balance at March 31, 2026	15,607,204	$156	$233,639	$858,852	$(1,698)	$5,665	$1,096,614

For the three months ended March 31, 2025:

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	Par Value	Earnings	Loss	Interest	Equity
Balance at January 1, 2025	15,450,003	$154	$232,530	$752,193	$(4,716)	$3,002	$983,163
Net income	–	–	–	32,205	–	85	32,290
Other comprehensive income	–	–	–	–	1,390	–	1,390
Stock–based compensation	–	–	1,027	–	–	–	1,027
Shares sold – options exercised	32,262	–	1,278	–	–	–	1,278
Repurchase of common shares	(17,409)	–	(1,722)	–	–	–	(1,722)
Dividends declared to common stockholders ($0.61 per share)	–	–	–	(9,444)	–	–	(9,444)
Balance at March 31, 2025	15,464,856	$154	$233,113	$774,954	$(3,326)	$3,087	$1,007,982

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2026

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of March 31, 2026, we operate or manage, through certain affiliates, 80 skilled nursing facilities with a total of 10,323 licensed beds, 26 assisted living facilities with 1,413 units, nine independent living facilities, three behavioral health hospitals, 34 homecare agencies, and 33 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 9 states and are located primarily in the southeastern United States.

Note 2 – Summary of Significant Accounting Policies

The listing below is not intended to be a comprehensive list of all our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles (“GAAP”), with limited need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited December 31, 2025 consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by U.S. GAAP. Our audited December 31, 2025 consolidated financial statements are available at our web site: www.nhccare.com.

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

We assume that users of these interim financial statements have read or have access to the audited December 31, 2025 consolidated financial statements and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation, which were $5,843,000 and $6,632,000 for the three months ended March 31, 2026 and 2025, respectively.

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

Investments in Unconsolidated Companies

We use the equity method to account for our investments in joint ventures in which we have the ability to exercise significant influence. Original investments in these entities are recorded at cost and subsequently adjusted by our share of equity in income or losses. As of March 31, 2026, the majority of our investments in unconsolidated companies relate to two multi-family developments that are under construction in Franklin, Tennessee and Hermitage, Tennessee.

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

We also annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded with a corresponding charge to income. As of March 31, 2026, and December 31, 2025, we have recorded a future service obligation liability in the amount of $1,482,000. This obligation is reflected within other noncurrent liabilities in the interim condensed consolidated balance sheets.

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

Recent Accounting Guidance Not Yet Adopted

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-06, "Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative," which amends U.S. GAAP to include certain disclosure requirements that are currently required under SEC Regulation S-X or Regulation S-K. Each amendment will be effective on the date on which the SEC removes the related disclosure requirement from SEC Regulation S-X or Regulation S-K. The adoption is not expected to have a material impact on the Company's financial statements as these requirements were previously incorporated under the SEC Regulations.

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

	Three Months Ended March 31
	2026	2025
Net patient revenues:
Inpatient services	$330,330	$325,478
Homecare and hospice services	39,475	36,129
Total net patient revenues	$369,805	$361,607

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

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Three Months Ended March 31
Source	2026	2025
Medicare	31%	31%
Managed Care	13%	11%
Medicaid	29%	31%
Private Pay and Other	27%	27%
Total	100%	100%

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

State Relief Supplemental Funding

The Company received supplemental Medicaid payments from various states. The funding generally incorporates specific use requirements primarily for direct patient care including labor related expenses or various patient care related expenses. We have recorded $1,784,000 and $1,872,000 in net patient revenues for these supplemental Medicaid payments for the three months ended March 31, 2026 and 2025, respectively.

Third Party Payors

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Noncompliance with such laws and regulations can be subject to regulatory actions including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are following all applicable laws and regulations.

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe that any differences between the net revenues recorded, and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $14,062,000 and $13,739,000 as of March 31, 2026 and December 31, 2025, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

	Three Months Ended March 31
	2026	2025
Rental income	$6,500	$6,450
Management and accounting services fees	4,310	4,423
Insurance services	788	814
Other	418	403
Total other revenues	$12,016	$12,090

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

Management Fees from National Health Corporation

We manage five skilled nursing facilities owned by National Health Corporation (“National”). For the three months ended March 31, 2026 and 2025, we recognized management fees and interest on management fees of $1,407,000 and $1,408,000, respectively, for these centers.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 were $484,000 and $525,000, respectively. Associated losses and expenses including those for self-insurance are included in the interim condensed consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 were $304,000 and $289,000, respectively. Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of operations as "Other operating costs and expenses".

Note 5 – Non–Operating Income

Non–operating income is comprised of the following (in thousands):

	Three Months Ended March 31
	2026	2025
Dividends and net realized gains and losses on sales of securities	$1,910	$1,954
Interest income	2,193	2,125
Equity in losses of unconsolidated investments	(346)	-
Total non-operating income	$3,757	$4,079

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

The following tables set forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended March 31, 2026
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$330,330	$39,475	$-	$369,805
Other revenues	386	-	11,630	12,016
Net operating revenues	330,716	39,475	11,630	381,821

Costs and expenses:
Salaries, wages, and benefits	197,092	24,655	13,327	235,074
Other operating	81,080	6,500	3,657	91,237
Rent	9,085	625	1,933	11,643
Depreciation and amortization	10,412	130	1,072	11,614
Total costs and expenses	297,669	31,910	19,989	349,568

Income/(loss) from operations	33,047	7,565	(8,359)	32,253
Non-operating income	-	-	3,757	3,757
Interest expense	(269)	-	-	(269)
Unrealized gains on marketable equity securities	-	-	9,074	9,074

Income before income taxes	$32,778	$7,565	$4,472	$44,815

	Three Months Ended March 31, 2025
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$325,478	$36,129	$-	$361,607
Other revenues	373	-	11,717	12,090
Net operating revenues	325,851	36,129	11,717	373,697

Costs and expenses:
Salaries, wages, and benefits	192,437	22,404	13,289	228,130
Other operating	81,870	7,258	3,329	92,457
Rent	8,834	608	1,923	11,365
Depreciation and amortization	10,062	130	786	10,978
Total costs and expenses	293,203	30,400	19,327	342,930

Income/(loss) from operations	32,648	5,729	(7,610)	30,767
Non-operating income	-	-	4,079	4,079
Interest expense	(2,106)	-	-	(2,106)
Unrealized gains on marketable equity securities	-	-	10,982	10,982

Income before income taxes	$30,542	$5,729	$7,451	$43,722

Note 7 – Long-Term Leases

Operating Leases

At March 31, 2026, we lease from NHI the real property of 32 skilled nursing facilities and three independent living centers under one lease agreement. As part of the lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator. See Note 17 – Subsequent Event for further discussion of the lease and our purchase of the NHI real estate.

The lease includes base rent plus a percentage rent. The annual base rent is $31,975,000 in 2026. The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Total facility rent expense to NHI was $10,103,000 and $9,911,000 for the three months ended March 31, 2026 and 2025, respectively.

Minimum Lease Payments

The following table summarizes the maturity of our operating lease liabilities as of March 31, 2026 (in thousands):

Operating Leases
2027	$27,518
2028	2,675
2029	2,124
2030	1,853
2031	1,553
Thereafter	10,008
Total minimum lease payments	45,731
Less: amounts representing interest	(6,417)
Present value of future minimum lease payments	39,314
Less: current portion	(26,018)
Noncurrent lease liabilities	$13,296

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

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for share and per share amounts):

	Three Months Ended March 31
	2026	2025
Basic:
Weighted average common shares outstanding	15,541,634	15,438,306
Net income attributable to National HealthCare Corporation	$35,857	$32,205
Earnings per common share, basic	$2.31	$2.09

Diluted:
Weighted average common shares outstanding	15,541,634	15,438,306
Effects of dilutive instruments	228,873	137,446
Weighted average common shares outstanding	15,770,507	15,575,752

Net income attributable to National HealthCare Corporation	$35,857	$32,205
Earnings per common share, diluted	$2.27	$2.07

For the three months ended March 31, 2026 and 2025, 250,250 and 493,249 stock options, respectively, were excluded from the calculation of diluted weighted average shares of common stock outstanding because the inclusion of these securities would have an anti-dilutive impact.

Note 9 – Investments in Marketable Securities

Our investments in marketable equity securities are carried at fair value with the changes in unrealized gains and losses recognized in our results of operations at each measurement date. Our investments in marketable debt securities are classified as available for sale securities and carried at fair value with the unrealized gains and losses recognized through accumulated other comprehensive income at each measurement date. Any credit-related decline in fair market values below the amortized cost of our available for sale debt securities are recorded in our results of operations through an allowance for credit losses. Realized gains and losses from securities sales are recognized in results of operations upon disposition of the securities using the specific identification method on a trade date basis. Refer to Note 10 – Fair Value Measurements for a description of the Company's methodology for determining the fair value of marketable securities.

Marketable securities consist of the following (in thousands):

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$172,826	$30,176	$162,972
Restricted investments available for sale:
Marketable equity securities	13,311	16,624	13,104	17,197
Corporate debt securities	62,213	61,987	58,458	58,898
Asset-based securities	17,144	16,475	16,886	16,236
U.S. Treasury securities	42,367	41,468	43,384	42,836
State and municipal securities	2,906	2,902	5,282	5,323
	$168,117	$312,282	$167,290	303,462

Included in the marketable equity securities are the following (in thousands, except share amounts):

	March 31, 2026			December 31, 2025
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$131,854	1,630,642	$24,734	$124,532

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	March 31, 2026		December 31, 2025
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$18,659	$18,314	$14,309	$14,236
1 to 5 years	64,175	63,034	69,316	68,390
6 to 10 years	40,397	40,114	40,385	40,667
Over 10 years	1,399	1,370	-	-
	$124,630	$122,832	$124,010	$123,293

Gross unrealized gains related to marketable equity securities are $146,697,000 and $137,436,000 as of March 31, 2026 and December 31, 2025, respectively. Gross unrealized losses related to marketable equity securities are $734,000 and $547,000 as of March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026 and 2025, the Company recognized net unrealized gains of $9,074,000 and $10,982,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations.

Gross unrealized gains related to available for sale marketable debt securities are $691,000 and $1,464,000 as of March 31, 2026 and December 31, 2025, respectively. Gross unrealized losses related to available for sale marketable debt securities are $2,489,000 and $2,181,000 as of March 31, 2026 and December 31, 2025, respectively.

The Company’s unrealized losses in our available for sale marketable debt securities were determined to be non-credit related. The Company has not recognized any credit related impairments for the three months ended  March 31, 2026 and 2025.

For the marketable securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.

Proceeds from the sale of available for sale marketable securities during the three months ended March 31, 2026 and 2025 were $10,284,000 and $12,288,000, respectively. Investment gains of $173,000 and $241,000 were realized on these sales during the three months ended March 31, 2026 and 2025, respectively.

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

The following table summarizes fair value measurements by level at March 31, 2026 and December 31, 2025 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
March 31, 2026	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$85,526	$85,526	$–	$–
Restricted cash and cash equivalents	20,802	20,802	–	–
Marketable equity securities	189,450	189,450	–	–
Corporate debt securities	61,987	45,841	16,146	–
Asset–backed securities	16,475	–	16,475	–
U.S. Treasury securities	41,468	41,468	–	–
State and municipal securities	2,902	–	2,902	–
Total financial assets	$418,610	$383,087	$35,523	$–

	Fair Value Measurements Using
December 31, 2025	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$92,829	$92,829	$–	$–
Restricted cash and cash equivalents	19,358	19,358	–	–
Marketable equity securities	180,169	180,169	–	–
Corporate debt securities	58,898	45,948	12,950	–
Asset–backed securities	16,236	–	16,236	–
U.S. Treasury securities	42,836	42,836	–	–
State and municipal securities	5,323	877	4,446	–
Total financial assets	$415,649	$382,017	$33,632	$–

Note 11 – Goodwill and Other Intangible Assets

At March 31, 2026, we evaluated potential triggering events that might be indicators that our goodwill and indefinite lived intangibles were impaired. As a result of the review, there were no impairment indicators regarding the Company’s goodwill that required a quantitative test to be performed. However, our accounting estimates could materially change from period to period due to changing market factors. We will continue to monitor future events, changes in circumstances, and the potential impact thereof. If actual results are not consistent with our assumptions and estimates, we may be exposed to future goodwill impairment losses.

At March 31, 2026, the following table represents the activity related to our goodwill by segment (in thousands):

	Inpatient Services	Homecare and Hospice	All Other	Total
January 1, 2026	$5,924	$164,554	$–	$170,478
Additions	–	–	–	–
March 31, 2026	$5,924	$164,554	$–	$170,478

Indefinite-lived intangible assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Trade names	$15,896	$15,896
Certificates of need	1,756	1,756
Licenses	2,212	2,212
Total	$19,864	$19,864

Note 12 - Stock Repurchase Program

During the three months ended March 31, 2026, the Company repurchased 97,720 shares of its common stock for a total cost of $16,321,000. During the three months ended March 31, 2025, the Company repurchased 17,409 shares of its common stock for a total cost of $1,722,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Note 13 – Stock–Based Compensation

NHC recognizes stock–based compensation expense for all stock options granted over the requisite service period using the fair value at the date of grant using the Black–Scholes pricing model. Stock–based compensation totaled $1,280,000 and $1,027,000 for the three months ended March 31, 2026 and 2025, respectively. Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of operations.

At March 31, 2026, the Company had $13,723,000 of unrecognized compensation cost related to unvested stock–based compensation awards. This unrecognized compensation cost will be amortized over an approximate three-year period.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the three months ended March 31, 2026 and for the year ended December 31, 2025.

	March 31, 2026	December 31, 2025
Risk–free interest rate	3.5%	4.1%
Expected volatility	28.7%	27.0%
Expected life, in years	3.0	2.9
Expected dividend yield	1.7%	2.8%

The following table summarizes our outstanding stock options for the three months ended March 31, 2026 and for the year ended December 31, 2025.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2025	631,242	$74.73	$–
Options granted	306,148	91.42	–
Options exercised	(202,281)	70.17	–
Options cancelled	(87,134)	85.94	–
Options outstanding at December 31, 2025	647,975	82.53	–
Options granted	256,159	156.51	–
Options exercised	(155,218)	79.05	–
Options outstanding at March 31, 2026	748,916	$108.56	$38,299,147

Options exercisable at March 31, 2026	246,232	$75.15	$20,817,766

Options Outstanding March 31, 2026	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
141,804	$53.94	-	$71.64	$60.91	1.5
607,112	$90.62	-	$157.13	119.69	4.1
748,916				$108.56	3.6

Note 14 – Income Taxes

The Company's income tax provision as a percentage of our income before income taxes was 19.4% and 26.1% for the three months ended March 31, 2026 and 2025, respectively.

Typically, these percentages vary from the U.S. federal statutory income tax rate of 21% primarily due to state income taxes, excess tax benefits from stock-based compensation, benefits resulting from the lapsing of statute of limitations of items in our tax contingency reserve, and non-deductible expenses. For the three months ended March 31, 2026 and 2025, the excess tax over book deductions for stock compensation was the most significant reconciling item.

Our quarterly income tax provision, and our estimate of our annual effective income tax rate, is subject to variation due to several factors, including volatility based on the amount of pre-tax income or loss.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2022 (with certain state exceptions).

Note 15 – Long-Term Debt

Long–term debt consists of the following (dollars in thousands):

	Maturity	March 31, 2026	December 31, 2025
Credit facility, interest payable monthly	2029	$–	$40,000
Less current portion		–	(7,500)
Total long-term debt, less current portion		$–	$32,500

On August 1, 2024, the Company entered into a $200,000,000 senior credit facility with a five-year term consisting of a $150,000,000 term facility and a $50,000,000 revolving line of credit (the “Credit Facility”).  The Credit Facility is for general corporate purposes, including working capital and acquisitions.  The loans bear interest at either (i) Term Secured Overnight Financing Rate (“SOFR”) for interest periods of one, three or six months, plus the applicable margin or, at NHC’s option, (ii) the Base Rate plus the applicable margin.  The applicable margin is an interest rate per annum between 1.30% and 1.65% for Term SOFR loans and between .30% and .65% for Base Rate loans, depending upon the Company meeting certain conditions. The revolving line of credit contains a commitment fee equal to 0.25% of the unused borrowing capacity. There are no amounts outstanding on the credit facility or the revolving line of credit at March 31, 2026.

Note 16 – Contingencies, Commitments and Other Matters

Accrued Risk Reserves

We have wholly-owned limited purpose insurance companies that insure risks related to workers’ compensation and professional liability insurance claims both for our owned and leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $126,500,000 and $121,595,000 at March 31, 2026 and December 31, 2025, respectively. The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Note 17 – Subsequent Event

On April 21, 2026, NHC entered into a Purchase and Sale Agreement to acquire the real estate of thirty-two skilled nursing facilities and three independent living facilities from NHI for the purchase price of $560 million. NHC currently operates and will continue to operate all of these facilities, except four Florida skilled nursing facilities. The four Florida skilled nursing facilities will continue to be subject to a third-party operator’s lease after the closing of the transaction.

The facilities subject to the agreement are located in Alabama, Florida, Kentucky, Missouri, South Carolina, Tennessee, and Virginia. NHC operates multiple skilled nursing facilities, assisted living and independent living communities, as well as homecare and hospice operations within this geographic footprint. The acquisition will complement NHC’s current asset portfolio within these regions.

The transaction is expected to close in the third quarter of 2026, subject to customary closing conditions, including, but not limited to, the expiration or termination of the applicable waiting period and any extensions thereof under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

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

Forward–looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward–looking statements as a result of, but not limited to, the following factors:

●	national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;

●	the effect of government regulations and changes in regulations governing the healthcare industry, including our compliance with such regulations;

●	changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries;

●	liabilities and other claims asserted against us, including patient care liabilities, as well as the resolution of current litigation (see Note 16: Contingencies, Commitments and Other Matters);

●	the ability to attract and retain qualified personnel;

●	the availability and terms of capital to fund acquisitions and capital improvements;

●	the competitive environment in which we operate;

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

See the notes to the quarterly financial statements, and “Item 1. Business” in our 2025 Annual Report on Form 10–K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. This may be found on our web site at www.nhccare.com. You should carefully consider these risks before making any investment in the Company. These risks and uncertainties are not the only ones facing us. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our shares of stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward–looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of March 31, 2026, we operate or manage, through certain affiliates, 80 skilled nursing facilities with a total of 10,323 licensed beds, 26 assisted living facilities with 1,413 units, nine independent living facilities, three behavioral health hospitals, 34 homecare agencies, and 33 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 9 states and are located primarily in the southeastern United States.

Summary of Goals and Areas of Focus

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for the three months ending March 31, 2026 was 90.0% compared to 89.3% for the same period a year ago.

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

The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of March 31, 2026:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	80
Number of 4 and 5-star rated skilled nursing facilities	52
Percentage of 4 and 5-star rated skilled nursing facilities	65%	39%
Average rating for all skilled nursing facilities, end of period	3.85	2.98

Development and Growth

We are undertaking to expand our senior health care operations while protecting our existing operations and markets. The following table lists our current construction and development activities.

Type of Operation	Description	Size	Location	Estimated Completion
Assisted Living Facility	New Operation	79 units	Tullahoma, TN	Q2 2027

On April 21, 2026, NHC entered into a Purchase and Sale Agreement to acquire the real estate of thirty-two skilled nursing facilities and three independent living facilities from NHI for the purchase price of $560 million. NHC currently operates and will continue to operate all of these facilities, except four Florida skilled nursing facilities. The four Florida skilled nursing facilities will continue to be subject to a third-party operator’s lease after the closing of the transaction.

We have two multi-family developments that are currently under construction, both of which we are noncontrolling owners. These developments are located in Franklin, Tennessee and Hermitage, Tennessee with 332 units and 315 units, respectively. Our capital contributions in these developments are included in the line item "Investments in unconsolidated companies" in our interim condensed consolidated balance sheets.

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $126,500,000 at March 31, 2026 and are a primary area of management focus. We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

In April 2026, CMS released its proposed rule outlining fiscal year 2027 Medicare payment rates and policy changes for skilled nursing facilities, which will begin on October 1, 2026. The fiscal year 2027 proposal equates to a net 2.4% increase in Medicare Part A payments to SNFs in fiscal year 2027 compared to 2026 levels. The rule includes a market basket increase of 3.2% minus a 0.8% productivity adjustment. Additionally, CMS has signaled that it believes case-mix indexes have increased at a rate that exceeds what changes in patient health status alone would justify. The agency is specifically pointing to significant increases in coded conditions since PDPM was implemented in 2019. To restore budget neutrality, CMS is considering two approaches: a blanket 4.3% reduction in case-mix indexes, or varying adjustment factors applied individually across the five PDPM components (OT, PT, SLP, non-therapy ancillary, and nursing). Applied against the proposed 2.4% rate increase, a 3.6% system-wide reduction under this framework could represent a net negative reimbursement outcome.

For the first three months of 2026, our average Medicare per diem rate for skilled nursing facilities increased 3.0% as compared to the same period in 2025.

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

For the first three months of 2026, our average Medicaid per diem increased 3.7% compared to the same period in 2025.

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended March 31, 2026
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$330,330	$39,475	$-	$369,805
Other revenues	386	-	11,630	12,016
Net operating revenues	330,716	39,475	11,630	381,821

Costs and expenses:
Salaries, wages, and benefits	197,092	24,655	13,327	235,074
Other operating	81,080	6,500	3,657	91,237
Rent	9,085	625	1,933	11,643
Depreciation and amortization	10,412	130	1,072	11,614
Total costs and expenses	297,669	31,910	19,989	349,568

Income/(loss) from operations	33,047	7,565	(8,359)	32,253
Non-operating income	-	-	3,757	3,757
Interest expense	(269)	-	-	(269)
Unrealized gains on marketable equity securities	-	-	9,074	9,074

Income before income taxes	$32,778	$7,565	$4,472	$44,815

	Three Months Ended March 31, 2025
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$325,478	$36,129	$-	$361,607
Other revenues	373	-	11,717	12,090
Net operating revenues	325,851	36,129	11,717	373,697

Costs and expenses:
Salaries, wages, and benefits	192,437	22,404	13,289	228,130
Other operating	81,870	7,258	3,329	92,457
Rent	8,834	608	1,923	11,365
Depreciation and amortization	10,062	130	786	10,978
Total costs and expenses	293,203	30,400	19,327	342,930

Income/(loss) from operations	32,648	5,729	(7,610)	30,767
Non-operating income	-	-	4,079	4,079
Interest expense	(2,106)	-	-	(2,106)
Unrealized gains on marketable equity securities	-	-	10,982	10,982

Income before income taxes	$30,542	$5,729	$7,451	$43,722

Results of Operations

The following table and discussion set forth items from the interim condensed consolidated statements of operations as a percentage of net operating revenues for the three months ended March 31, 2026 and 2025.

Percentage of Net Operating Revenues

	Three Months Ended March 31
	2026	2025
Net operating revenues	100.0%	100.0%
Costs and expenses:
Salaries, wages, and benefits	61.6	61.0
Other operating	23.9	24.7
Facility rent	3.1	3.1
Depreciation and amortization	3.0	3.0
Total costs and expenses	91.6	91.8
Income from operations	8.4	8.2
Non–operating income	1.0	1.1
Interest expense	(0.1)	(0.6)
Unrealized gains on marketable equity securities	2.4	3.0
Income before income taxes	11.7	11.7
Income tax provision	(2.2)	(3.1)
Net income	9.5	8.6
Net income attributable to noncontrolling interest	(0.1)	(0.0)
Net income attributable to stockholders of NHC	9.4%	8.6%

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Results for the quarter ended March 31, 2026 compared to the first quarter of 2025 include a 2.2% increase in net operating revenues.

For the quarter ended March 31, 2026, GAAP net income attributable to NHC was $35,857,000 compared to net income of $32,205,000 for the same period in 2025. Excluding the unrealized gains in our marketable equity securities portfolio and other non-GAAP adjustments, adjusted net income for the quarter ended March 31, 2026 was $30,089,000 compared to $24,838,000 for the same period in 2025, an increase of 21.1%.  The increase in non-GAAP earnings for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to a slight operating margin increase, a reduction of interest expense, and a favorable income tax rate for the quarter.

Net operating revenues

Net patient revenues increased $8,198,000, or 2.3%, compared to the same period last year. When comparing net patient revenues for the first quarter of 2026 to the prior year period, the percentage increase was impacted due to a one-time Missouri retroactive Medicaid rate increase of $5,015,000 recorded in the first quarter of 2025. This retroactive Medicaid rate increase was for the service period of July 1, 2024 through December 31, 2024.  For the three months ended March 31, 2026 and 2025, respectively, $1,784,000 and $1,872,000 have been included in our net patient revenues for supplemental Medicaid payments from the state of Tennessee.

The total census at owned and leased skilled nursing facilities for the quarter averaged 90.0%, compared to an average of 89.3% for the same quarter a year ago. Overall, the composite skilled nursing facility per diem increased 3.2% compared to the same quarter a year ago. Our Medicare and Managed Care per diem rates both increased 3.0%, respectively, compared to the same quarter a year ago. Medicaid and private pay per diem rates increased 3.7% and 3.8%, respectively, compared to the same quarter a year ago.

Other revenues decreased $74,000, or 0.6%, compared to the same quarter last year, as further detailed in Note 4 to our interim condensed consolidated financial statements.

Total costs and expenses

Total costs and expenses for the three months ended March 31, 2026 compared to the same period of 2025 increased $6,638,000, or 1.9% to $349,568,000 from $342,930,000.

Salaries, wages, and benefits increased $6,944,000, or 3.0%, to $235,074,000 from $228,130,000. Salaries, wages, and benefits as a percentage of net operating revenues was 61.6% compared to 61.0% for the three months ended March 31, 2026 and 2025, respectively. Although we continue to face workforce and labor shortages within all of our operations, we are working diligently to find solutions to reduce and eliminate agency nurse staffing expense within our healthcare operations.  For the first quarter of 2026, our agency nurse staffing expense was $1,063,000 compared to $1,487,000 for the first quarter of 2025.

Other operating expenses decreased $1,220,000, or 1.3%, to $91,237,000 for the 2026 period compared to $92,457,000 for the 2025 period. Other operating expenses as a percentage of net operating revenues was 23.9% and 24.7% for the three months ended March 31, 2026 and 2025, respectively.

Other income

Non–operating income decreased by $322,000 compared to the same period last year, as further detailed in Note 5 to our interim condensed consolidated financial statements.

Income taxes

The income tax provision for the three months ended March 31, 2026 is $8,712,000 (an effective income tax rate of 19.4%). For the three months ended March 31, 2026, the excess tax over book deductions for stock compensation was the most significant item impacting the effective income tax rate.

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

Specifically, the Company believes the presentation of non-GAAP financial information that excludes the unrealized gains or losses on our marketable equity securities and share-based compensation expense is helpful in allowing investors to assess the Company’s operations more accurately.

The tables below provide reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Three Months Ended March 31
	2026	2025

Net income attributable to National Healthcare Corporation	$35,857	$32,205
Non-GAAP adjustments
Unrealized gains on marketable equity securities	(9,074)	(10,982)
Share-based compensation expense	1,280	1,027
Income tax expense on non-GAAP adjustments	2,026	2,588
Non-GAAP Net income	$30,089	$24,838

GAAP diluted earnings per share	$2.27	$2.07
Non-GAAP adjustments
Unrealized gains on marketable equity securities	(0.57)	(0.71)
Share-based compensation expense	0.08	0.06
Income tax expense on non-GAAP adjustments	0.13	0.17
Non-GAAP diluted earnings per share	$1.91	$1.59

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Three Months Ended March 31		Three Month Change
	2026	2025	$	%
Cash, cash equivalents, restricted cash, and restricted cash equivalents, at beginning of period	$112,187	$96,922	$15,265	15.7%

Cash provided by operating activities	62,533	39,255	23,278	59.3

Cash used in investing activities	(13,888)	(7,323)	(6,565)	(89.6)

Cash used in financing activities	(54,504)	(12,693)	(41,811)	(329.4)

Cash, cash equivalents, restricted cash, and restricted cash equivalents, at end of period	$106,328	$116,161	$(9,833)	(8.5)%

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2026 was $62,533,000 as compared to $39,255,000 in the same period last year. Cash provided by operating activities consisted of net income of $36,103,000 and adjustments for non–cash items of $6,891,000. There was cash provided by working capital in the amount of $19,712,000 for the three months ended March 31, 2026 compared to $4,827,000 for the same period a year ago.

Included in the adjustments for non-cash items are depreciation expense, equity in losses of unconsolidated investments, unrealized gains on our marketable equity securities, deferred taxes, and stock compensation.

Investing Activities

Net cash used in investing activities totaled $13,888,000 for the three months ended March 31, 2026, compared to $7,323,000 for the three months ended March 31, 2025. Cash used for property and equipment additions was $9,640,000 and $6,137,000 for the three months ended March 31, 2026, and 2025, respectively. For the three months ended March 31, 2026, we contributed capital of $3,594,000 for two joint venture, multi-family developments that are under construction in Nashville, Tennessee compared to $2,419,000 for the same period in the prior year. Cash used for purchases of marketable securities, net of proceeds, resulted in cash used of $654,000 for the three months ended March 31, 2026. Proceeds from the sale of marketable securities, net of purchases, resulted in cash provided by investing activities of $1,226,000 for the three months ended March 31, 2025.

Financing Activities

Net cash used in financing activities totaled $54,504,000 for the three months ended March 31, 2026 compared to $12,693,000 for the three months ended March 31, 2025. During the first quarter of 2026, cash of $40,000,000 was used to pay down the outstanding principal balance of the long-term debt compared to $3,000,000 for the same period in the prior year. Cash used for dividend payments to common stockholders totaled $9,941,000 and $9,420,000 for the three months ended March 31, 2026 and 2025, respectively. Proceeds from the issuance of common stock totaled $12,268,000 and $1,278,000 for the three months ended March 31, 2026 and 2025, respectively. We repurchased common shares outstanding in the amount of $16,321,000 and $1,722,000 for the three months ended March 31, 2026 and 2025, respectively.  The repurchased common shares were all from employee stock option exercises and were not from repurchases on the open market.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, we have current cash on hand of $85,526,000 and unrestricted marketable equity securities of $172,826,000. We also have unencumbered real estate and the borrowing capacity on our $50 million available line of credit. We believe these various resources are adequate to meet our contractual obligations and growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $85,526,000, our unrestricted marketable equity securities of $172,826,000, and the borrowing capacity on our unencumbered real estate.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At March 31, 2026, we have available for sale marketable debt securities in the amount of $122,832,000. The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

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

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At March 31, 2026, the fair value of our marketable equity securities is approximately $189,450,000. Of the $189.5 million equity securities portfolio, our investment in NHI comprises approximately $131.9 million, or 70.0%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $18.9 million. At March 31, 2026, our equity securities had net unrealized gains of $146.0 million. Of the $146.0 million of net unrealized gains, $107.1 million is related to our investment in NHI.

Item 4.	Controls and Procedures.

As of March 31, 2026, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

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

During the three months ended March 31, 2026, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: May 7, 2026	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer

Date: May 7, 2026	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Chief Financial
Officer