Form 10-Q
period 2026-06-30
NATIONAL HEALTHCARE CORP
filed 2026-08-06
CIK 1047335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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

15,661,395 shares of common stock of the registrant were outstanding as of August 3, 2026.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025

Revenues:
Net patient revenues	$378,359	$363,349	$748,164	$724,956
Other revenues	29,666	11,561	41,682	23,651
Net operating revenues	408,025	374,910	789,846	748,607

Cost and expenses:
Salaries, wages, and benefits	241,902	226,534	476,976	454,664
Other operating	94,475	91,943	185,712	184,400
Facility rent	11,540	11,328	23,183	22,693
Depreciation and amortization	11,173	11,015	22,787	21,993
Total costs and expenses	359,090	340,820	708,658	683,750

Income from operations	48,935	34,090	81,188	64,857

Other income (expense):
Non–operating income	4,172	5,132	7,929	9,211
Interest expense	(13)	(1,993)	(282)	(4,099)
Unrealized gains/(losses) on marketable equity securities	915	(5,061)	9,989	5,921

Income before income taxes	54,009	32,168	98,824	75,890
Income tax provision	(13,472)	(8,055)	(22,184)	(19,487)
Net income	40,537	24,113	76,640	56,403
Net income attributable to noncontrolling interest	(218)	(391)	(464)	(476)

Net income attributable to National HealthCare Corporation	$40,319	$23,722	$76,176	$55,927

Earnings per share attributable to National HealthCare Corporation stockholders:
Basic	$2.58	$1.53	$4.89	$3.62
Diluted	$2.54	$1.52	$4.82	$3.59

Weighted average common shares outstanding:
Basic	15,617,655	15,462,135	15,579,854	15,450,286
Diluted	15,864,329	15,599,638	15,817,646	15,587,783

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025

Net income	$40,537	$24,113	$76,640	$56,403

Other comprehensive income/(loss):
Unrealized gains/(losses) on investments in marketable debt securities	(486)	1,081	(1,578)	2,675
Reclassification adjustment for realized losses on sales of marketable debt securities	-	652	11	652
Income tax (expense)/benefit related to items of other comprehensive income	77	(291)	239	(495)
Other comprehensive income/(loss), net of tax	(409)	1,442	(1,328)	2,832

Net income attributable to noncontrolling interest	(218)	(391)	(464)	(476)

Comprehensive income attributable to National HealthCare Corporation	$39,910	$25,164	$74,848	$58,759

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2026	December 31, 2025
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$39,209	$92,829
Restricted cash and cash equivalents, current portion	11,859	18,118
Marketable equity securities	170,981	162,972
Restricted marketable equity securities	19,397	17,197
Restricted marketable debt securities, current portion	24,433	18,062
Accounts receivable	137,699	139,002
Inventories	8,536	7,795
Prepaid expenses and other assets	27,488	5,845
Total current assets	439,602	461,820

Property and Equipment:
Property and equipment, at cost	1,385,049	1,308,891
Accumulated depreciation and amortization	(658,281)	(635,094)
Net property and equipment	726,768	673,797

Other Assets:
Restricted cash and cash equivalents, less current portion	1,210	1,240
Restricted marketable debt securities, less current portion	94,934	105,231
Deposits and other assets	7,143	7,478
Operating lease right-of-use assets	31,649	47,778
Goodwill	170,478	170,478
Intangible assets	20,364	19,864
Investments in unconsolidated companies	44,782	38,733
Total other assets	370,560	390,802
Total assets	$1,536,930	$1,526,419

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$21,737	$22,767
Operating lease liabilities, current portion	18,291	33,611
Accrued payroll	103,621	103,917
Amounts due to third party payors	14,868	13,739
Accrued risk reserves, current portion	36,291	36,180
Other current liabilities	30,811	25,977
Dividends payable	10,493	9,941
Long-term debt, current portion	-	7,500
Total current liabilities	236,112	253,632

Long-term debt	-	32,500
Operating lease liabilities, less current portion	13,118	13,461
Accrued risk reserves, less current portion	84,838	85,415
Refundable entrance fees	6,509	6,178
Deferred income taxes	45,290	42,687
Other noncurrent liabilities	23,007	18,031
Total liabilities	408,874	451,904

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,661,395 and 15,536,427 shares, respectively, issued and outstanding	156	155
Capital in excess of par value	235,575	236,412
Retained earnings	888,678	832,984
Accumulated other comprehensive loss	(2,107)	(779)
Total National HealthCare Corporation stockholders’ equity	1,122,302	1,068,772
Noncontrolling interest	5,754	5,743
Total equity	1,128,056	1,074,515
Total liabilities and equity	$1,536,930	$1,526,419

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Six Months Ended June 30
	2026	2025
Cash Flows From Operating Activities:
Net income	$76,640	$56,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,787	21,993
Equity in losses/(earnings) of unconsolidated investments	123	(616)
Distributions from unconsolidated investments	812	616
Unrealized gains on marketable equity securities	(9,989)	(5,921)
Realized gains on sale of marketable securities	(153)	(480)
Gain on sale of property and equipment	-	(3,606)
Deferred income taxes	2,842	(1,406)
Stock–based compensation	3,266	2,260
Changes in operating assets and liabilities:
Accounts receivable	7,565	(6,736)
Inventories	(403)	1,147
Prepaid expenses and other assets	(585)	(23)
Operating lease obligations	466	351
Trade accounts payable	(2,759)	(4,214)
Accrued payroll	(3,581)	18,925
Amounts due to third party payors	1,129	(191)
Accrued risk reserves	(466)	5,366
Other current liabilities	3,132	17,129
Other noncurrent liabilities	4,976	1,077
Net cash provided by operating activities	105,802	102,074
Cash Flows From Investing Activities:
Purchases of property and equipment	(22,167)	(16,341)
Acquisition of skilled nursing facilities and other assets	(54,698)	-
Deposits in escrow for real estate acquisition	(20,000)	-
Collections of notes receivable	-	465
Investments in unconsolidated companies	(6,984)	(3,205)
Purchases of marketable securities	(13,455)	(47,276)
Proceeds from sale of marketable securities	15,747	43,455
Net cash used in investing activities	(101,557)	(22,902)
Cash Flows From Financing Activities:
Repayments under credit facility	(40,000)	(27,000)
Dividends paid to common stockholders	(19,930)	(18,854)
Issuance of common shares	19,459	6,462
Repurchase of common shares	(23,561)	(6,384)
Noncontrolling interest distributions	(453)	-
Entrance fee deposits	331	44
Net cash used in financing activities	(64,154)	(45,732)
Net Increase/(Decrease) in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	(59,909)	33,440
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	112,187	96,922
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$52,278	$130,362

Balance Sheet Classifications:
Cash and cash equivalents	$39,209	$110,992
Restricted cash and cash equivalents	13,069	19,370
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$52,278	$130,362

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

For the six months ended June 30, 2026:

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2026	15,536,427	$155	$236,412	$832,984	$(779)	$5,743	$1,074,515
Net income	–	–	–	35,857	–	246	36,103
Distributions attributable to noncontrolling interest	–	–	–	–	–	(324)	(324)
Other comprehensive loss	–	–	–	–	(919)	–	(919)
Stock–based compensation	–	–	1,280	–	–	–	1,280
Shares sold – options exercised	168,497	1	12,268	–	–	–	12,269
Repurchase of common shares	(97,720)	–	(16,321)	–	–	–	(16,321)
Dividends declared to common stockholders ($0.64 per share)	–	–	–	(9,989)	–	–	(9,989)
Balance at March 31, 2026	15,607,204	$156	$233,639	$858,852	$(1,698)	$5,665	$1,096,614
Net income	–	–	–	40,319	–	218	40,537
Distributions attributable to noncontrolling interest	–	–	–	–	–	(129)	(129)
Other comprehensive loss	–	–	–	–	(409)	–	(409)
Stock–based compensation	–	–	1,986	–	–	–	1,986
Shares sold – options exercised	93,422	–	7,190	–	–	–	7,190
Repurchase of common shares	(39,231)	–	(7,240)	–	–	–	(7,240)
Dividends declared to common stockholders ($0.67 per share)	–	–	–	(10,493)	–	–	(10,493)
Balance at June 30, 2026	15,661,395	$156	$235,575	$888,678	$(2,107)	$5,754	$1,128,056

For the six months ended June 30, 2025:

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2025	15,450,003	$154	$232,530	$752,193	$(4,716)	$3,002	$983,163
Net income	–	–	–	32,205	–	85	32,290
Other comprehensive income	–	–	–	–	1,390	–	1,390
Stock–based compensation	–	–	1,027	–	–	–	1,027
Shares sold – options exercised	32,262	–	1,278	–	–	–	1,278
Repurchase of common shares	(17,409)	–	(1,722)	–	–	–	(1,722)
Dividends declared to common stockholders ($0.61 per share)	–	–	–	(9,444)	–	–	(9,444)
Balance at March 31, 2025	15,464,856	$154	$233,113	$774,954	$(3,326)	$3,087	$1,007,982
Net income	–	–	–	23,722	–	391	24,113
Other comprehensive income	–	–	–	–	1,442	–	1,442
Stock–based compensation	–	–	1,233	–	–	–	1,233
Shares sold – options exercised	77,689	–	5,184	–	–	–	5,184
Repurchase of common shares	(43,372)	–	(4,662)	–	–	–	(4,662)
Dividends declared to common stockholders ($0.64 per share)	–	–	–	(9,909)	–	–	(9,909)
Balance at June 30, 2025	15,499,173	$154	$234,868	$788,767	$(1,884)	$3,478	$1,025,383

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2026

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of June 30, 2026, we operate or manage, through certain affiliates, 80 skilled nursing facilities with a total of 10,323 licensed beds, 26 assisted living facilities with 1,413 units, nine independent living facilities, three behavioral health hospitals, 34 homecare agencies, and 33 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 9 states and are located primarily in the southeastern United States.

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

During the second quarter of 2026, we recognized management fees of $18,325,000 previously earned for management services prior to 2025, but these management fees were not previously recognized as such revenues. These revenues did not previously meet the recognition criteria of ASC Topic 606, Revenue from Contracts with Customers, because the underlying consideration was constrained. Upon the acquisition of the five skilled nursing facilities from National Health Corporation on June 1, 2026, and as noted in Note 3 - Acquisition of Five Skilled Nursing Facilities, the revenue recognition criteria was met and the management fees were paid and recognized in the current period.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation and incentive compensation, which were $8,740,000 and $17,780,000 for the three and six months ended June 30, 2026, respectively. General and administrative costs were $8,822,000 and $17,345,000 for the three and six months ended June 30, 2025, respectively.

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

Investments in Unconsolidated Companies

We use the equity method to account for our investments in joint ventures in which we have the ability to exercise significant influence. Original investments in these entities are recorded at cost and subsequently adjusted by our share of equity in income or losses. As of June 30, 2026, the majority of our investments in unconsolidated companies relate to two multi-family developments in Franklin, Tennessee and Hermitage, Tennessee.

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

We also annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded with a corresponding charge to income. As of June 30, 2026 and December 31, 2025, we have recorded a future service obligation liability in the amount of $1,482,000. This obligation is reflected within other noncurrent liabilities in the interim condensed consolidated balance sheets.

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

Note 3 – Acquisition of Five Skilled Nursing Facilities

On June 1, 2026, the Company purchased the land, buildings, and other specified assets and assumed certain liabilities of five skilled nursing facilities from National Health Corporation (“National”) for a purchase price of $50,500,000. National is considered an affiliate and related party and provides payroll services to NHC. The operations have 639 licensed skilled nursing beds in the states of South Carolina and Tennessee. The acquisition represents both an expansion of NHC’s operations into these states and a strategic advancement of its growth in its existing operational footprint.

The Company utilized widely accepted income-based, market-based, and cost-based valuation approaches to perform the preliminary purchase price allocation.

The Company has performed a preliminary valuation analysis of the fair market value of the assets acquired and liabilities assumed from National. The final valuation of the assets acquired and liabilities assumed was not complete as of June 30, 2026, but will be finalized within the allowable measurement period. The following table summarizes the allocation of the preliminary purchase price as of the transaction’s closing date (in thousands):

Amount
Accounts receivable	$6,262
Inventory	338
Prepaid expenses and other assets	747
Property and equipment	51,091
Deposits and other assets	(24)
Intangible assets	500
Total assets acquired	58,914

Trade accounts payable	1,729
Accrued payroll	3,285
Other current liabilities	1,702
Total liabilities assumed	6,716

Total estimated fair value of the acquisition	$52,198

The indefinite-lived intangible assets acquired include the skilled nursing certificates of need and licenses.

The operations added during the three and six months ended June 30, 2026 were not material to the Company. Accordingly, pro-forma financial information is not presented. As of June 30, 2026, these additions have been included in the interim condensed consolidated balance sheet of the Company. The operating results have been included in the interim condensed consolidated statements of operations since the date the Company gained effective control, which was June 1, 2026.

For the three and six months ended June 30, 2026, these five skilled nursing facilities contributed net operating revenues of $6,002,000 and income before income taxes of $608,000.

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

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Net patient revenues:
Inpatient services	$337,306	$325,012	$667,636	$650,490
Homecare and hospice	41,053	38,337	80,528	74,466
Total net patient revenues	$378,359	$363,349	$748,164	$724,956

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

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
Source	2026	2025	2026	2025
Medicare	29%	31%	30%	31%
Managed Care	14%	12%	13%	12%
Medicaid	29%	30%	29%	30%
Private Pay and Other	28%	27%	28%	27%
Total	100%	100%	100%	100%

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

State Supplemental Funding

The Company received supplemental Medicaid payments from various states. The funding generally incorporates specific use requirements primarily for direct patient care including labor related expenses or various patient care related expenses.  We recorded $1,821,000 and $1,812,000 in net patient revenues for these supplemental Medicaid payments for the three months ended June 30, 2026 and 2025, respectively. We have recorded $3,605,000 and $3,684,000 in net patient revenues for these supplemental Medicaid payments for the six months ended June 30, 2026 and 2025, respectively.

Third Party Payors

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Noncompliance with such laws and regulations can be subject to regulatory actions including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are following all applicable laws and regulations.

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe that any differences between the net revenues recorded, and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $14,868,000 and $13,739,000 as of June 30, 2026 and December 31, 2025, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

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

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Rental income	$6,390	$6,172	$12,891	$12,623
Management and accounting services fees	22,204	4,085	26,514	8,508
Insurance services	688	831	1,475	1,645
Other	384	473	802	875
Total other revenues	$29,666	$11,561	$41,682	$23,651

Rental Income

The Company leases real estate assets consisting of skilled nursing facilities and assisted living facilities to third party operators. Additionally, we sublease four Florida skilled nursing facilities included in our lease from National Health Investors (“NHI”) as noted in Note 8 – Long Term Leases. See Note 18 - Subsequent Events for further discussion regarding our lease with NHI.

Management Fees from National Health Corporation

Before the acquisition of the five skilled nursing facilities from National on June 1, 2026, we managed the five skilled nursing facilities. We recognized management fees and interest on management fees from these facilities of $944,000 and $1,376,000 for the three months ended June 30, 2026 and 2025, respectively. We recognized management fees and interest on management fees of $2,351,000 and $2,784,000 from these facilities for the six months ended June 30, 2026 and 2025, respectively.

During the second quarter of 2026, we also recognized management fees of $18,325,000 previously earned for management services prior to 2025, but these management fees were not previously recognized as such revenues. These revenues did not previously meet the recognition criteria of ASC Topic 606, Revenue from Contracts with Customers, because the underlying consideration was constrained. Upon the acquisition of the five skilled nursing facilities from National Health Corporation on June 1, 2026, and as noted in Note 3 - Acquisition of Five Skilled Nursing Facilities, the revenue recognition criteria was met and the management fees were paid and recognized in the current period.

Insurance Services

For workers’ compensation insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended June 30, 2026 and 2025 were $485,000 and $541,000, respectively. The premium revenues reflected in the interim condensed consolidated statements of operations for the six months ended June 30, 2026 and 2025 were $969,000 and $1,066,000, respectively. Associated losses and expenses including those for self-insurance are included in the interim condensed consolidated statements of operations as "Salaries, wages and benefits."

For professional liability insurance services, the premium revenues reflected in the interim condensed consolidated statements of operations for the three months ended June 30, 2026 and 2025 were $203,000 and $289,000, respectively. The premium revenues reflected in the interim condensed consolidated statements of operations for the six months ended June 30, 2026 and 2025 were $506,000 and $579,000 respectively. Associated losses and expenses including those for self–insurance are included in the interim condensed consolidated statements of operations as "Other operating costs and expenses".

Note 6 – Non–Operating Income

Non–operating income is comprised of the following (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Dividends and net realized gains and losses on sales of securities	$1,716	$1,928	$3,627	$3,882
Interest income	2,233	2,588	4,425	4,713
Equity in earnings/(loss) of unconsolidated investments	223	616	(123)	616
Total non-operating income	$4,172	$5,132	$7,929	$9,211

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended June 30, 2026
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$337,306	$41,053	$-	$378,359
Other revenues	360	-	29,306	29,666
Net operating revenues	337,666	41,053	29,306	408,025

Costs and expenses:
Salaries, wages, and benefits	202,798	24,830	14,274	241,902
Other operating	82,902	7,286	4,287	94,475
Rent	8,934	626	1,980	11,540
Depreciation and amortization	10,265	131	777	11,173
Total costs and expenses	304,899	32,873	21,318	359,090

Income from operations	32,767	8,180	7,988	48,935
Non-operating income	-	-	4,172	4,172
Interest expense	(13)	-	-	(13)
Unrealized gains on marketable equity securities	-	-	915	915

Income before income taxes	$32,754	$8,180	$13,075	$54,009

	Three Months Ended June 30, 2025
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$325,012	$38,337	$-	$363,349
Other revenues	430	-	11,131	11,561
Net operating revenues	325,442	38,337	11,131	374,910

Costs and expenses:
Salaries, wages, and benefits	190,641	23,183	12,710	226,534
Other operating	83,450	7,046	1,447	91,943
Rent	8,828	581	1,919	11,328
Depreciation and amortization	10,099	131	785	11,015
Total costs and expenses	293,018	30,941	16,861	340,820

Income/(loss) from operations	32,424	7,396	(5,730)	34,090
Non-operating income	-	-	5,132	5,132
Interest expense	(1,993)	-	-	(1,993)
Unrealized losses on marketable equity securities	-	-	(5,061)	(5,061)

Income/(loss) before income taxes	$30,431	$7,396	$(5,659)	$32,168

	Six Months Ended June 30, 2026
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$667,636	$80,528	$-	$748,164
Other revenues	747	-	40,935	41,682
Net operating revenues	668,383	80,528	40,935	789,846

Costs and expenses:
Salaries, wages, and benefits	399,890	49,485	27,601	476,976
Other operating	163,982	13,785	7,945	185,712
Rent	18,020	1,251	3,912	23,183
Depreciation and amortization	20,676	261	1,850	22,787
Total costs and expenses	602,568	64,782	41,308	708,658

Income/(loss) from operations	65,815	15,746	(373)	81,188
Non-operating income	-	-	7,929	7,929
Interest expense	(282)	-	-	(282)
Unrealized gains on marketable equity securities	-	-	9,989	9,989

Income before income taxes	$65,533	$15,746	$17,545	$98,824

	Six Months Ended June 30, 2025
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$650,490	$74,466	$-	$724,956
Other revenues	803	-	22,848	23,651
Net operating revenues	651,293	74,466	22,848	748,607

Costs and expenses:
Salaries, wages, and benefits	383,078	45,587	25,999	454,664
Other operating	165,319	14,304	4,777	184,400
Rent	17,662	1,189	3,842	22,693
Depreciation and amortization	20,161	261	1,571	21,993
Total costs and expenses	586,220	61,341	36,189	683,750

Income/(loss) from operations	65,073	13,125	(13,341)	64,857
Non-operating income	-	-	9,211	9,211
Interest expense	(4,099)	-	-	(4,099)
Unrealized gains on marketable equity securities	-	-	5,921	5,921

Income before income taxes	$60,974	$13,125	$1,791	$75,890

Note 8 – Long-Term Leases

Operating Leases

At June 30, 2026, we lease from NHI the real property of 32 skilled nursing facilities and three independent living centers under one lease agreement. As part of the lease agreement, we sublease four Florida skilled nursing facilities to a third-party operator. See Note 18 – Subsequent Event for further discussion of the lease and our purchase of the NHI real estate.

The lease includes base rent plus a percentage rent. The annual base rent is $31,975,000 in 2026. The percentage rent is based on a quarterly calculation of revenue increases and is payable on a quarterly basis. Total facility rent expense to NHI was $9,988,000 and $9,903,000 for the three months ended June 30, 2026 and 2025, respectively. Total facility rent expense to NHI was $20,091,000 and $19,814,000 for the six months ended June 30, 2026 and 2025, respectively.

Minimum Lease Payments

The following table summarizes the maturity of our operating lease liabilities as of June 30, 2026 (in thousands):

Operating Leases
2027	$19,474
2028	2,610
2029	2,146
2030	1,884
2031	1,570
Thereafter	9,656
Total minimum lease payments	37,340
Less: amounts representing interest	(5,931)
Present value of future minimum lease payments	31,409
Less: current portion	(18,291)
Noncurrent lease liabilities	$13,118

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

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for share and per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Basic:
Weighted average common shares outstanding	15,617,655	15,462,135	15,579,854	15,450,286
Net income attributable to National HealthCare Corporation	$40,319	$23,722	$76,176	$55,927
Earnings per common share, basic	$2.58	$1.53	$4.89	$3.62

Diluted:
Weighted average common shares outstanding	15,617,655	15,462,135	15,579,854	15,450,286
Effects of dilutive instruments	246,674	137,503	237,792	137,497
Weighted average common shares outstanding	15,864,329	15,599,638	15,817,646	15,587,783

Net income attributable to National HealthCare Corporation	$40,319	$23,722	$76,176	$55,927
Earnings per common share, diluted	$2.54	$1.52	$4.82	$3.59

For the three and six months ended June 30, 2026, no stock options were excluded from the calculation of diluted weighted average shares of common stock outstanding because the inclusion of these securities would have an anti-dilutive impact. For the three and six months ended June 30 2025, 269,351 stock options were excluded from the calculation of diluted weighted average shares of common stock outstanding because the inclusion of these securities would have an anti-dilutive effect.

Note 10 – Investments in Marketable Securities

Our investments in marketable equity securities are carried at fair value with the changes in unrealized gains and losses recognized in our results of operations at each measurement date. Our investments in marketable debt securities are classified as available for sale securities and carried at fair value with the unrealized gains and losses recognized through accumulated other comprehensive income at each measurement date. Any credit-related decline in fair market values below the amortized cost of our available for sale debt securities are recorded in our results of operations through an allowance for credit losses. Realized gains and losses from securities sales are recognized in results of operations upon disposition of the securities using the specific identification method on a trade date basis. Refer to Note 11 – Fair Value Measurements for a description of the Company's methodology for determining the fair value of marketable securities.

Marketable securities consist of the following (in thousands):

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$170,981	$30,176	$162,972
Restricted investments available for sale:
Marketable equity securities	13,326	19,397	13,104	17,197
Corporate debt securities	60,525	60,156	58,458	58,898
Asset-based securities	16,698	15,971	16,886	16,236
U.S. Treasury securities	42,151	40,965	43,384	42,836
State and municipal securities	2,276	2,275	5,282	5,323
	$165,152	$309,745	$167,290	303,462

Included in the marketable equity securities are the following (in thousands, except share amounts):

	June 30, 2026			December 31, 2025
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$124,353	1,630,642	$24,734	$124,532

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	June 30, 2026		December 31, 2025
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$16,615	$16,492	$14,309	$14,236
1 to 5 years	62,347	60,895	69,316	68,390
6 to 10 years	42,688	41,980	40,385	40,667
	$121,650	$119,367	$124,010	$123,293

Gross unrealized gains related to marketable equity securities are $147,113,000 and $137,436,000 as of June 30, 2026 and December 31, 2025, respectively. Gross unrealized losses related to marketable equity securities are $237,000 and $547,000 as of June 30, 2026 and December 31, 2025, respectively. For the three months ended June 30, 2026 and 2025, the Company recognized net unrealized gains of $915,000 and net unrealized losses of $5,061,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations. For the six months ended June 30, 2026 and 2025, the Company recognized net unrealized gains of $9,989,000 and $5,921,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations.

Gross unrealized gains related to available for sale marketable debt securities are $367,000 and $1,464,000 as of June 30, 2026 and December 31, 2025, respectively. Gross unrealized losses related to available for sale marketable debt securities are $2,650,000 and $2,181,000 as of June 30, 2026 and December 31, 2025, respectively.

The Company’s unrealized losses in our available for sale marketable debt securities were determined to be non-credit related. The Company has not recognized any credit related impairments for the six months ended  June 30, 2026 and 2025.

For the marketable debt securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.

Proceeds from the sale of available for sale marketable securities during the six months ended June 30, 2026 and 2025 were $15,747,000 and $43,455,000, respectively. Investment gains of $153,000 and $480,000 were realized on these sales during the six months ended June 30, 2026 and 2025, respectively.

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

The following table summarizes fair value measurements by level at June 30, 2026 and December 31, 2025 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
June 30, 2026	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$39,209	$39,209	$–	$–
Restricted cash and cash equivalents	13,069	13,069	–	–
Marketable equity securities	190,378	190,378	–	–
Corporate debt securities	60,156	44,528	15,628	–
Asset–backed securities	15,971	–	15,971	–
U.S. Treasury securities	40,965	40,965	–	–
State and municipal securities	2,275	–	2,275	–
Total financial assets	$362,023	$328,149	$33,874	$–

	Fair Value Measurements Using
December 31, 2025	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$92,829	$92,829	$–	$–
Restricted cash and cash equivalents	19,358	19,358	–	–
Marketable equity securities	180,169	180,169	–	–
Corporate debt securities	58,898	45,948	12,950	–
Asset–backed securities	16,236	–	16,236	–
U.S. Treasury securities	42,836	42,836	–	–
State and municipal securities	5,323	877	4,446	–
Total financial assets	$415,649	$382,017	$33,632	$–

Note 12 – Goodwill and Other Intangible Assets

At June 30, 2026, we evaluated potential triggering events that might be indicators that our goodwill and indefinite lived intangibles were impaired. As a result of the review, there were no impairment indicators regarding the Company’s goodwill that required a quantitative test to be performed. However, our accounting estimates could materially change from period to period due to changing market factors. We will continue to monitor future events, changes in circumstances, and the potential impact thereof. If actual results are not consistent with our assumptions and estimates, we may be exposed to future goodwill impairment losses.

At June 30, 2026, the following table represents the activity related to our goodwill by segment (in thousands):

	Inpatient Services	Homecare and Hospice	All Other	Total
January 1, 2026	$5,924	$164,554	$–	$170,478
Additions	–	–	–	–
June 30, 2026	$5,924	$164,554	$–	$170,478

Indefinite-lived intangible assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Trade names	$15,896	$15,896
Certificates of need	2,256	1,756
Licenses	2,212	2,212
Total	$20,364	$19,864

Note 13 - Stock Repurchase Program

During the six months ended June 30, 2026, the Company repurchased 136,951 shares of its common stock for a total cost of $23,561,000. During the six months ended June 30, 2025, the Company repurchased 60,781 shares of its common stock for a total cost of $6,384,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Note 14 – Stock–Based Compensation

NHC recognizes stock–based compensation expense for all stock options granted over the requisite service period using the fair value at the date of grant using the Black–Scholes pricing model. Stock–based compensation totaled $1,986,000 and $1,233,000 for the three months ended June 30, 2026 and 2025, respectively. Stock-based compensation totaled $3,266,000 and $2,260,000 for the six months ended June 30, 2026 and 2025, respectively. Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of operations.

At June 30, 2026, the Company had $13,849,000 of unrecognized compensation cost related to unvested stock–based compensation awards. This unrecognized compensation cost will be amortized over an approximate two-year period.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the six months ended June 30, 2026 and for the year ended December 31, 2025.

	June 30, 2026	December 31, 2025
Risk–free interest rate	3.5%	4.1%
Expected volatility	29.0%	27.0%
Expected life, in years	2.9	2.9
Expected dividend yield	1.7%	2.8%

The following table summarizes our outstanding stock options for the six months ended June 30, 2026 and for the year ended December 31, 2025.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2025	631,242	$74.73	$–
Options granted	306,148	91.42	–
Options exercised	(202,281)	70.17	–
Options cancelled	(87,134)	85.94	–
Options outstanding at December 31, 2025	647,975	82.53	–
Options granted	316,804	159.28	–
Options exercised	(247,157)	78.20	–
Options outstanding at June 30, 2026	717,622	$117.91	$67,063,000

Options exercisable at June 30, 2026	191,793	$78.19	$25,540,000

Options Outstanding June 30, 2026	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
400,818	$53.94	-	$96.03	$85.21	2.9
316,804	$130.41	-	$171.42	159.28	4.6
717,622				$117.91	3.7

Note 15 – Income Taxes

The Company's income tax provision as a percentage of our income before income taxes was 24.9% and 25.0% for the three months ended June 30, 2026 and 2025, respectively.

The Company's income tax provision as a percentage of our income before income taxes was 22.4% and 25.7% for the six months ended June 30, 2026 and 2025, respectively.

Typically, these percentages vary from the U.S. federal statutory income tax rate of 21% primarily due to state income taxes, excess tax benefits from stock-based compensation, benefits resulting from the lapsing of statute of limitations of items in our tax contingency reserve, and non-deductible expenses.  For the six months ended June 30, 2026 and 2025, the accrual of state income tax was the most significant reconciling item.

Our quarterly income tax provision, and our estimate of our annual effective income tax rate, is subject to variation due to several factors, including volatility based on the amount of pre-tax income or loss.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2022 (with certain state exceptions).

Note 16 – Long-Term Debt

Long–term debt consists of the following (dollars in thousands):

	Maturity	June 30, 2026	December 31, 2025
Credit facility, interest payable monthly	2029	$–	$40,000
Less current portion		–	(7,500)
Total long-term debt, less current portion		$–	$32,500

On August 1, 2024, the Company entered into a $200,000,000 senior credit facility with a five-year term consisting of a $150,000,000 term facility and a $50,000,000 revolving line of credit (the “Credit Facility”).  The Credit Facility is for general corporate purposes, including working capital and acquisitions.  The loans bear interest at either (i) Term Secured Overnight Financing Rate (“SOFR”) for interest periods of one, three or six months, plus the applicable margin or, at NHC’s option, (ii) the Base Rate plus the applicable margin.  The applicable margin is an interest rate per annum between 1.30% and 1.65% for Term SOFR loans and between .30% and .65% for Base Rate loans, depending upon the Company meeting certain conditions. The revolving line of credit contains a commitment fee equal to 0.25% of the unused borrowing capacity. There are no amounts outstanding on the Credit Facility or the revolving line of credit at June 30, 2026

Note 17 – Contingencies, Commitments and Other Matters

Accrued Risk Reserves

We have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned and leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $121,129,000 and $121,595,000 at June 30, 2026 and December 31, 2025, respectively. The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Note 18 – Subsequent Event

On July 1, 2026, the Company purchased the land, facilities, and improvements of thirty-two skilled nursing facilities and three independent living facilities, currently leased by us as tenant, from National Health Investors (“NHI”) for a purchase price of $560,000,000. On the closing date of the transaction, the lease agreement with NHI was terminated. The Company currently operates and will continue to operate all of the facilities, except four Florida skilled nursing facilities. The four Florida skilled nursing facilities will continue to be subject to a third-party operator’s lease after the closing of the transaction.

The facilities subject to the agreement are located in Alabama, Florida, Kentucky, Missouri, South Carolina, Tennessee, and Virginia. NHC operates multiple skilled nursing facilities, assisted living and independent living communities, as well as homecare and hospice operations within this geographic footprint. The acquisition will complement NHC’s current asset portfolio within these regions.

For the six months ended June 30, 2026, the Company paid $20 million into an escrow account to be used against the purchase price at closing.  These funds are classified in the investing section of the Interim Condensed Consolidated Statements of Cash Flows.  At June 30, 2026, these fund are also classified in the Interim Condensed Consolidated Balance Sheet in the current asset section under "prepaid expenses and other assets".

New $550 Million Credit Agreement

On May 26, 2026, the Company entered into a credit agreement, consisting of a $475,000,000 senior unsecured term loan facility and a $75,000,000 senior unsecured revolving credit facility. The credit agreement became effective on July 1, 2026, in conjunction with the transaction with NHI, at which point, the current credit agreement terminated. The term loans and revolving loans will mature on the fifth anniversary of the date of initial funding to the Company under the credit agreement.

Borrowings under the credit agreement will bear interest, at NHC’s option, at a rate based on either Term SOFR or a base rate, in each case plus an applicable margin. The applicable margin will vary based on the Company’s consolidated leverage ratio and, based on the applicable pricing grid, will range from 1.25% to 1.75% per annum for Term SOFR borrowings and 0.25% to 0.75% per annum for base rate borrowings. The base rate is a variable daily interest rate set at the highest among: (1) the Federal Funds Rate plus 0.50%, (2) Bank of America’s publicly announced prime rate, or (3) Term SOFR plus 1.00%. In all cases, the base rate has a floor of 1.00%. The applicable rate as of the Funding Date and until the first business day following delivery of the compliance certificate for the fiscal quarter ending December 31, 2026 will be Term SOFR + 1.50% or base rate + 0.50%. NHC is also required to pay a commitment fee on the daily unused portion of the revolving credit facility, which ranges from 0.20% to 0.30% per annum based on the consolidated leverage ratio, payable quarterly in arrears.

The credit agreement contains customary representations and warranties, financial covenants, and other customary affirmative and negative covenants. The credit agreement also contains customary events of default.

On the closing date of the NHI transaction, pursuant to the terms of the credit agreement, the Company drew down the entire $475,000,000 under the senior unsecured term loan facility and $55,000,000 under the senior unsecured revolving credit facility to pay a portion of the purchase price and other fees and expense related to the transaction.

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

●

liabilities and other claims asserted against us, including patient care liabilities, as well as the resolution of current litigation (see Note 17 to Interim Condensed Consolidated Financial Statements included in this Form 10-Q);

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

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of June 30, 2026, we operate or manage, through certain affiliates, 80 skilled nursing facilities with a total of 10,323 licensed beds, 26 assisted living facilities with 1,413 units, nine independent living facilities, three behavioral health hospitals, 34 homecare agencies, and 33 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 9 states and are located primarily in the southeastern United States.

Summary of Goals and Areas of Focus

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for the three months ending June 30, 2026 was 90.1% compared to 89.4% for the same period a year ago.  For the six months ended June 30, 2026, overall census in our owned and leased skilled nursing facilities was 90.0% compared to 89.3% for the same period a year ago.

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

The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of June 30, 2026:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	80
Number of 4 and 5-star rated skilled nursing facilities	49
Percentage of 4 and 5-star rated skilled nursing facilities	61%	40%
Average rating for all skilled nursing facilities, end of period	3.8	3.0

Development and Growth

We are undertaking to expand our senior care operations while protecting our existing operations and markets. The following table lists our recent development activities.

Type of Operation	Description	Size	Location	Placed in Service
Assisted Living Facility	New Operation	79 units	Tullahoma, TN	Q2 2027

On June 1, 2026, the Company purchased the land, buildings, and other specified assets and assumed certain liabilities of five skilled nursing facilities from National Health Corporation (“National”) for a purchase price of $50,500,000. The operations have 639 licensed skilled nursing beds in the states of South Carolina and Tennessee.

On July 1, 2026, the Company purchased the land, facilities, and improvements of thirty-two skilled nursing facilities and three independent living facilities, currently leased by us as tenant, from National Health Investors (“NHI”) for a purchase price of $560,000,000. On the closing date of the transaction, the lease agreement with NHI is terminated. The Company currently operates and will continue to operate all of the facilities, except four Florida skilled nursing facilities. The four Florida skilled nursing facilities will continue to be subject to a third-party operator’s lease after the closing of the transaction.

We also have two multi-family developments that are currently under construction, both of which we are noncontrolling owners. These developments are located in Franklin, Tennessee and Hermitage, Tennessee with 332 units and 315 units, respectively. Our capital contributions in these developments are included in the line item "Investments in unconsolidated companies" in our interim condensed consolidated balance sheets.

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $121,129,000 at June 30, 2026 and are a primary area of management focus. We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

In July 2026, CMS released its final rule outlining fiscal year 2027 Medicare payment rates and policy changes for skilled nursing facilities, which will begin on October 1, 2026. The fiscal year 2027 proposal equates to a net 2.4% increase in Medicare Part A payments to SNFs in fiscal year 2027 compared to 2026 levels. The rule includes a market basket increase of 3.3% minus a 0.9% productivity adjustment. CMS also finalized its proposals related to the SNF Quality Reporting Program, including the removal of two measures related to COVID-19 vaccination, a shortened data reporting timeline, and the requirement to submit assessment data for all patients regardless of payer.

For the first six months of 2026, our average Medicare per diem rate for skilled nursing facilities increased 2.6% as compared to the same period in 2025.

Medicaid – Skilled Nursing Facilities

Effective July 1, 2026 and for the fiscal year 2027, the state of Tennessee implemented specific individual nursing facility increases. We estimate the resulting increase in revenue for the 2027 fiscal year will be approximately $2,000,000 annually, or $500,000 per quarter.

Effective October 1, 2025 and for the fiscal year 2026, the state of South Carolina implemented specific individual nursing facility increases. We estimate the resulting increase in revenue for the 2026 fiscal year will be approximately $4,200,000 annually, or $1,050,000 per quarter.

For the first six months of 2026, our average Medicaid per diem increased 2.5% compared to the same period in 2025.

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

In July 2026, CMS released its proposed rule outlining fiscal year 2027 Medicare payment rates. The proposal includes a 2.4% update, which includes a 3.1% market basket update, reduced by a 1.0% point cut for productivity, as well as an 0.3% increase related to outlier payments. In addition, the agency proposes a temporary cut of 3.0% that it states is necessary to achieve budget-neutral implementation of the Patient-driven Groupings Model. CMS also proposes several policy changes related to provider enrollment provisions that it states would help reduce improper Medicare payments and protect beneficiaries. The provisions would affect any providers and suppliers participating in the Medicare program.

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

In July 2026, CMS released its final rule outlining fiscal year 2027 Medicare payment rates. The final rule includes a 2.3% net increase, which includes a 3.2% market basket update and a 0.9% cut for productivity. The hospice cap would increase to $36,175. Also under the final rule, CMS finalized the fraud-based tool, the service and spending variation index (SSVI), which includes a comprehensive scoring system calculated using nine claims-based measures, each representing a different aspect of hospice utilization as well as nonhospice spending.

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended June 30, 2026
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$337,306	$41,053	$-	$378,359
Other revenues	360	-	29,306	29,666
Net operating revenues	337,666	41,053	29,306	408,025

Costs and expenses:
Salaries, wages, and benefits	202,798	24,830	14,274	241,902
Other operating	82,902	7,286	4,287	94,475
Rent	8,934	626	1,980	11,540
Depreciation and amortization	10,265	131	777	11,173
Total costs and expenses	304,899	32,873	21,318	359,090

Income from operations	32,767	8,180	7,988	48,935
Non-operating income	-	-	4,172	4,172
Interest expense	(13)	-	-	(13)
Unrealized gains on marketable equity securities	-	-	915	915

Income before income taxes	$32,754	$8,180	$13,075	$54,009

	Three Months Ended June 30, 2025
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$325,012	$38,337	$-	$363,349
Other revenues	430	-	11,131	11,561
Net operating revenues	325,442	38,337	11,131	374,910

Costs and expenses:
Salaries, wages, and benefits	190,641	23,183	12,710	226,534
Other operating	83,450	7,046	1,447	91,943
Rent	8,828	581	1,919	11,328
Depreciation and amortization	10,099	131	785	11,015
Total costs and expenses	293,018	30,941	16,861	340,820

Income/(loss) from operations	32,424	7,396	(5,730)	34,090
Non-operating income	-	-	5,132	5,132
Interest expense	(1,993)	-	-	(1,993)
Unrealized losses on marketable equity securities	-	-	(5,061)	(5,061)

Income/(loss) before income taxes	$30,431	$7,396	$(5,659)	$32,168

	Six Months Ended June 30, 2026
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$667,636	$80,528	$-	$748,164
Other revenues	747	-	40,935	41,682
Net operating revenues	668,383	80,528	40,935	789,846

Costs and expenses:
Salaries, wages, and benefits	399,890	49,485	27,601	476,976
Other operating	163,982	13,785	7,945	185,712
Rent	18,020	1,251	3,912	23,183
Depreciation and amortization	20,676	261	1,850	22,787
Total costs and expenses	602,568	64,782	41,308	708,658

Income/(loss) from operations	65,815	15,746	(373)	81,188
Non-operating income	-	-	7,929	7,929
Interest expense	(282)	-	-	(282)
Unrealized gains on marketable equity securities	-	-	9,989	9,989

Income before income taxes	$65,533	$15,746	$17,545	$98,824

	Six Months Ended June 30, 2025
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$650,490	$74,466	$-	$724,956
Other revenues	803	-	22,848	23,651
Net operating revenues	651,293	74,466	22,848	748,607

Costs and expenses:
Salaries, wages, and benefits	383,078	45,587	25,999	454,664
Other operating	165,319	14,304	4,777	184,400
Rent	17,662	1,189	3,842	22,693
Depreciation and amortization	20,161	261	1,571	21,993
Total costs and expenses	586,220	61,341	36,189	683,750

Income/(loss) from operations	65,073	13,125	(13,341)	64,857
Non-operating income	-	-	9,211	9,211
Interest expense	(4,099)	-	-	(4,099)
Unrealized gains on marketable equity securities	-	-	5,921	5,921

Income before income taxes	$60,974	$13,125	$1,791	$75,890

Results of Operations

The following table and discussion set forth items from the interim condensed consolidated statements of operations as a percentage of net operating revenues for the three and six months ended June 30, 2026 and 2025.

Percentage of Net Operating Revenues

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Salaries, wages, and benefits	59.3	60.4	60.4	60.7
Other operating	23.2	24.5	23.5	24.7
Facility rent	2.8	3.0	2.9	3.0
Depreciation and amortization	2.7	3.0	2.9	2.9
Total costs and expenses	88.0	90.9	89.7	91.3
Income from operations	12.0	9.1	10.3	8.7
Non–operating income	1.0	1.4	1.0	1.2
Interest expense	0.0	(0.5)	0.0	(0.6)
Unrealized gains/(losses) on marketable equity securities	0.2	(1.4)	1.3	0.8
Income before income taxes	13.2	8.6	12.6	10.1
Income tax provision	(3.2)	(2.2)	(2.9)	(2.5)
Net income	10.0	6.4	9.7	7.6
Net income attributable to noncontrolling interest	(0.1)	(0.1)	(0.1)	(0.1)
Net income attributable to stockholders of NHC	9.9	6.3	9.6	7.5

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Results for the quarter ended June 30, 2026 compared to the second quarter of 2025 include an 8.8% increase in net operating revenues. The net operating revenues increase was due to a 3.0% increase in same-facility net operating revenues, as well as the June 1, 2026 acquisition of the five skilled nursing facilities from National Health Corporation.

For the quarter ended June 30, 2026, GAAP net income attributable to NHC was $40,319,000 compared to net income of $23,722,000 for the same period in 2025. Excluding the unrealized gains and losses in our marketable equity securities portfolio and other non-GAAP adjustments, adjusted net income for the quarter ended June 30, 2026 was $27,551,000 compared to $25,710,000 for the same period in 2025, an increase of 7.2%.

Net operating revenues

Net patient revenues increased $15,010,000, or 4.1%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the quarter averaged 90.1%, compared to an average of 89.4% for the same quarter a year ago. Overall, the composite skilled nursing facility per diem increased 1.5% compared to the same quarter a year ago. Our Medicare and Managed Care per diem rates increased 2.2% and 2.9%, respectively, compared to the same quarter a year ago. Medicaid and private pay per diem rates increased 1.3% and 3.1%, respectively, compared to the same quarter a year ago. For the three months ended June 30, 2026 and 2025, respectively, $1,821,000 and $1,812,000 have been included in our net patient revenues for supplemental Medicaid payments from the state of Tennessee.

The operations of the five skilled nursing facilities that we acquired from National Health Corporation attributed to an increase of $5,999,000 in net patient revenues for the quarter ended June 30, 2026 compared to the same period in 2025.

Other revenues increased $18,105,000, or 156.6%, compared to the same quarter last year, as further detailed in Note 5 to our interim condensed consolidated financial statements. During the second quarter of 2026, we recognized management fees of $18,325,000 previously earned for management services prior to 2025, but these management fees were not previously recognized as such revenues. These revenues did not previously meet the recognition criteria of ASC Topic 606, Revenue from Contracts with Customers, because the underlying consideration was constrained. Upon the acquisition of the five skilled nursing facilities from National Health Corporation on June 1, 2026, the revenue recognition criteria was met and the management fees were paid and recognized in the current period.

Total costs and expenses

Total costs and expenses for the three months ended June 30, 2026 compared to the same period of 2025 increased $18,270,000, or 5.4% to $359,090,000 from $340,820,000.

Salaries, wages, and benefits increased $15,368,000, or 6.8%, to $241,902,000 from $226,534,000. Salaries, wages, and benefits as a percentage of net operating revenues was 59.3% compared to 60.4% for the three months ended June 30, 2026 and 2025, respectively.

The operations of the five skilled nursing facilities that we acquired from National Health Corporation attributed to an increase of $3,732,000 in salaries, wages, and benefits for the quarter ended June 30, 2026 compared to the same period in 2025.

Other operating expenses increased $2,532,000, or 2.8%, to $94,475,000 for the 2026 period compared to $91,943,000 for the 2025 period. Other operating expenses as a percentage of net operating revenues was 23.2% and 24.5% for the three months ended June 30, 2026 and 2025, respectively. The operations of the five skilled nursing facilities that we acquired from National Health Corporation attributed to an increase of $1,489,000 for the quarter ended June 30, 2026 compared to the same period in 2025.

During the second quarter of 2025, we contributed land to a newly-formed limited liability company resulting in an equity interest in the new entity. The fair value of the land contributed to the new entity was $5,625,000. The related cost basis of the contributed land was $2,019,000, which resulted in a gain of $3,606,000. This gain was netted with other operating expenses resulting in a decrease of $3,606,000 in other operating expenses in the prior year period.

Other income

Non–operating income decreased by $960,000 compared to the same period last year, as further detailed in Note 6 to our interim condensed consolidated financial statements. One of the drivers of the decrease in non-operating income are losses at the multi-family development in Franklin, Tennessee.  The multi-family development is opening the apartment buildings in phases and some of the buildings are currently being leased.  We have incurred losses of $589,000 for the second quarter of 2026 related to this development.

Income taxes

The income tax provision for the three months ended June 30, 2026 is $13,472,000 (an effective income tax rate of 24.9%).

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

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Results for the six months ended June 30, 2026 compared to the same period of 2025 include a 5.5% increase in net operating revenues. The net operating revenues increase was due to a 2.9% increase in same-facility net operating revenues, as well as the June 1, 2026 acquisition of the five skilled nursing facilities from National Health Corporation.

For the six months ended June 30, 2026, GAAP net income attributable to NHC was $76,176,000 compared to net income of $55,927,000 for the same period in 2025. Excluding the unrealized gains and losses in our marketable equity securities portfolio and other non-GAAP adjustments, adjusted net income for the six months ended June 30, 2026 was $57,640,000 compared to $50,549,000 for the same period in 2025, an increase of 14.0%.

Net operating revenues

Net patient revenues increased $23,208,000, or 3.2%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the six months ended June 30, 2026 averaged 90.0%, compared to an average of 89.3% for the same period a year ago. Overall, the composite skilled nursing facility per diem increased 2.3% compared to the same period a year ago. Our Medicare per diem rates increased 2.6% and managed care per diem rates increased 2.9% compared to the same period a year ago. Medicaid and private pay per diem rates increased 2.5% and 3.4%, respectively, compared to the same period a year ago. For the six months ended June 30, 2026 and 2025, $3,605,000 and $3,684,000, respectively, have been included in our net patient revenues for supplemental Medicaid payments.

The operations of the five skilled nursing facilities that we acquired from National Health Corporation attributed to an increase of $5,999,000 in net patient revenues for the six months ended June 30, 2026 compared to the same period in 2025.

Other revenues increased $18,031,000, or 76.2%, compared to the same period last year, as further detailed in Note 5 to our interim condensed consolidated financial statements. During the second quarter of 2026, we recognized management fees of $18,325,000 previously earned for management services prior to 2025, but these management fees were not previously recognized as such revenues. These revenues did not previously meet the recognition criteria of ASC Topic 606, Revenue from Contracts with Customers, because the underlying consideration was constrained. Upon the acquisition of the five skilled nursing facilities from National Health Corporation on June 1, 2026, the revenue recognition criteria was met and the management fees were paid and recognized in the current period.

Total costs and expenses

Total costs and expenses for the six months ended June 30, 2026 compared to the same period of 2025 increased $24,908,000, or 3.6% to $708,658,000 from $683,750,000.

Salaries, wages, and benefits increased $22,312,000, or 4.9%, to $476,976,000 from $454,664,000. Salaries, wages, and benefits as a percentage of net operating revenues was 60.4% compared to 60.7% for the six months ended June 30, 2026 and 2025, respectively.

The operations of the five skilled nursing facilities that we acquired from National Health Corporation attributed to an increase of $3,732,000 in salaries, wages, and benefits for the six months ended June 30, 2026 compared to the same period in 2025.

Other operating expenses increased $1,312,000, or 0.7%, to $185,712,000 for the 2026 period compared to $184,400,000 for the 2025 period. Other operating expenses as a percentage of net operating revenues was 23.5% and 24.6% for the six months ended June 30, 2026 and 2025, respectively. The operations of the five skilled nursing facilities that we acquired from National Health Corporation attributed to an increase of $1,489,000 for the six months ended June 30, 2026 compared to the same period in 2025.

During the second quarter of 2025, we contributed land to a newly-formed limited liability company resulting in an equity interest in the new entity. The fair value of the land contributed to the new entity was $5,625,000. The related cost basis of the contributed land was $2,019,000, which resulted in a gain of $3,606,000. This gain was netted with other operating expenses resulting in a decrease of $3,606,000 in other operating expenses in the prior year period.

Other income

Non–operating income decreased by $1,282,000 compared to the same period last year, as further detailed in Note 6 to our interim condensed consolidated financial statements. One of the drivers of the decrease in non-operating income are losses at the multi-family development in Franklin, Tennessee.  The multi-family development is opening the apartment buildings in phases and some of the buildings are currently being leased.  For the six months ending June 30, 2026, we have incurred losses of $935,000 related to this development.

Income taxes

The income tax provision for the six months ended June 30, 2026 is $22,184,000 (an effective income tax rate of 22.4%).

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

The tables below provide reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025

Net income attributable to National Healthcare Corporation	$40,319	$23,722	$76,176	$55,927
Non-GAAP adjustments:
Unrealized (gains)/losses on marketable equity securities	(915)	5,061	(9,989)	(5,921)
Share-based compensation expense	1,986	1,232	3,266	2,260
National management fee revenue from prior periods	(18,325)	-	(18,325)	-
Gain on sale of property and equipment	-	(3,606)	-	(3,606)
Income tax expense/(benefit) on non-GAAP adjustments	4,486	(699)	6,512	1,889
Non-GAAP Net income	$27,551	$25,710	$57,640	$50,549

GAAP diluted earnings per share	$2.54	$1.52	$4.82	$3.59
Non-GAAP adjustments:
Unrealized (gains)/losses on marketable equity securities	(0.06)	0.32	(0.63)	(0.38)
Share-based compensation expense	0.13	0.08	0.20	0.14
National management fee revenue from prior periods	(1.15)	-	(1.15)	-
Gain on sale of property and equipment	-	(0.23)	-	(0.23)
Income tax expense/(benefit) on non-GAAP adjustments	0.28	(0.04)	0.40	0.12
Non-GAAP diluted earnings per share	$1.74	$1.65	$3.64	$3.24

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Six Months Ended June 30		Six Month Change
	2026	2025	$	%
Cash, cash equivalents, restricted cash, and restricted cash equivalents, at beginning of period	$112,187	$96,922	$15,265	15.7%

Cash provided by operating activities	105,802	102,074	3,728	3.7

Cash used in investing activities	(101,557)	(22,902)	(78,655)	(343.4)

Cash used in financing activities	(64,154)	(45,732)	(18,422)	(40.3)

Cash, cash equivalents, restricted cash, and restricted cash equivalents, at end of period	$52,278	$130,362	$(78,084)	(59.9)%

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2026 was $105,802,000 as compared to $102,074,000 in the same period last year. Cash provided by operating activities consisted of net income of $76,640,000 and adjustments for non–cash items of $19,029,000. There was cash provided by working capital in the amount of $9,474,000 and $32,831,000 for the six months ended June 30, 2026 and 2025, respectively.

Included in the adjustments for non-cash items are depreciation expense, equity in earnings of unconsolidated investments, unrealized gains on our marketable equity securities, gain on sale of property and equipment, deferred taxes, and stock compensation.

Investing Activities

Net cash used in investing activities totaled $101,557,000 for the six months ended June 30, 2026, compared to $22,902,000 for the six months ended June 30, 2025. During 2026, the Company acquired five skilled nursing centers from National Health Corporation for $52,198,000, paid $20,000,000 into an escrow account to be used against the purchase price of the thirty-two skilled nursing facilities and three independent living facilities from NHI, and also purchased land in Mount Juliet, Tennessee for $2,500,000.

Cash used for property and equipment additions was $22,167,000 and $16,341,000 for the six months ended June 30, 2026, and 2025, respectively. The increase in property additions in 2026 was primarily due to the continued development and construction of an assisted living and memory care facility in Tullahoma, Tennessee. For the six months ended June 30, 2026, we contributed capital of $6,984,000 for two joint venture, multi-family developments that are under construction in Nashville, Tennessee compared to $3,205,000 for the same period in the prior year. Proceeds from the sale of marketable securities, net of purchases, resulted in cash provided by investing activities of $2,292,000 for the six months ended June 30, 2026. Cash used for purchases of marketable securities, net of proceeds, resulted in cash used of $3,821,000 for the six months ended June 30, 2025.

Financing Activities

Net cash used in financing activities totaled $64,154,000 for the six months ended June 30, 2026 compared to $45,732,000 for the six months ended June 30, 2025. During 2026, cash of $40,000,000 was used to pay down the outstanding principal balance of the long-term debt compared to $27,000,000 for the same period in the prior year. Cash used for dividend payments to common stockholders totaled $19,930,000 and $18,854,000 for the six months ended June 30, 2026 and 2025, respectively. Proceeds from the issuance of common stock totaled $19,459,000 and $6,462,000 for the six months ended June 30, 2026 and 2025, respectively. We repurchased common shares outstanding in the amount of $23,561,000 and $6,384,000 for the six months ended June 30, 2026 and 2025, respectively.  The repurchased common shares were all from employee stock option exercises and were not from repurchases on the open market.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, we have current cash on hand of $39,209,000 and unrestricted marketable equity securities of $170,981,000. We also have unencumbered real estate and the borrowing capacity on our available line of credit. We believe these various resources are adequate to meet our contractual obligations and growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $39,209,000, our unrestricted marketable equity securities of $170,981,000, and the additional borrowing capacity on our unencumbered assets and real estate.

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

.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At June 30, 2026, we have available for sale marketable debt securities in the amount of $119,367,000. The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

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

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At June 30, 2026, the fair value of our marketable equity securities is approximately $190,378,000. Of the $190.4 million equity securities portfolio, our investment in NHI comprises approximately $124.4 million, or 65.3%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $19.0 million. At June 30, 2026, our equity securities had net unrealized gains of $146.9 million. Of the $146.9 million of net unrealized gains, $99.6 million is related to our investment in NHI.

Item 4.	Controls and Procedures.

As of June 30, 2026, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For a discussion of prior, current, and pending litigation of material significance to NHC, please see Note 17 to Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Item 1A.	Risk Factors.

During the six months ended June 30, 2026, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

3.1.2	Certificate of Amendment to the Certificate of Incorporation of National HealthCare Corporation (Incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10-Q filed on August 3, 2017.)

3.4	Restated Bylaws as amended February 14, 2013 (Incorporated by reference to Exhibit 3.5 to the quarterly report on Form 10-Q filed on May 8, 2013.)

4.1	Form of Common Stock (Incorporated by reference to Exhibit 4.1 to the quarterly report on Form 10-Q filed on August 3, 2017.)

10.1*	Purchase and Sale Agreement dated May 14, 2026 between NHC/OP, L.P., a wholly owned subsidiary of NHC, and National Health Corporation.

10.2*	Purchase and Sale Agreement dated April 21, 2026 between NHC/OP, L.P., a wholly owned subsidiary of NHC, and National Health Investors, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer and Chief Financial Officer

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104

Cover Page Interactive File (embedded within the Inline XBRL document and include in Exhibit 101)

*In accordance with Item 601(a)(5) of Regulation S-K, certain schedules or similar attachments to this exhibit have been omitted from this filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: August 6, 2026	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer

Date: August 6, 2026	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Chief Financial Officer