Form 10-Q
period 2026-09-30
NATIONAL HEALTHCARE CORP
filed 2026-11-05
CIK 1047335

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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

15,664,304 shares of common stock of the registrant were outstanding as of November 2, 2026.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025

Revenues:
Net patient revenues	$397,446	$370,989	$1,145,610	$1,095,945
Other revenues	10,525	11,672	52,207	35,323
Net operating revenues	407,971	382,661	1,197,817	1,131,268

Cost and expenses:
Salaries, wages, and benefits	251,937	233,176	728,913	687,840
Other operating	99,461	96,604	285,173	281,004
Facility rent	1,365	11,345	24,548	34,038
Depreciation and amortization	14,576	11,158	37,363	33,151
Total costs and expenses	367,339	352,283	1,075,997	1,036,033

Income from operations	40,632	30,378	121,820	95,235

Other income (expense):
Non–operating income	3,637	4,660	11,566	13,871
Interest expense	(6,991)	(1,456)	(7,273)	(5,555)
Unrealized gains/(losses) on marketable equity securities	(17,599)	20,827	(7,610)	26,748

Income before income taxes	19,679	54,409	118,503	130,299
Income tax provision	(5,498)	(13,400)	(27,682)	(32,887)
Net income	14,181	41,009	90,821	97,412
Net income attributable to noncontrolling interest	(544)	(1,770)	(1,008)	(2,246)

Net income attributable to National HealthCare Corporation	$13,637	$39,239	$89,813	$95,166

Earnings per share attributable to National HealthCare Corporation stockholders:
Basic	$0.87	$2.53	$5.76	$6.15
Diluted	$0.85	$2.50	$5.66	$6.10

Weighted average common shares outstanding:
Basic	15,638,814	15,484,464	15,599,724	15,461,804
Diluted	15,964,895	15,664,530	15,866,957	15,613,505

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Comprehensive Income

(unaudited – in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025

Net income	$14,181	$41,009	$90,821	$97,412

Other comprehensive income/(loss):
Unrealized gains/(losses) on investments in marketable debt securities	(1,866)	868	(3,444)	3,543
Reclassification adjustment for realized (gains)/losses on sales of marketable debt securities	(1,337)	11	(1,326)	663
Income tax (expense)/benefit related to items of other comprehensive income	463	(124)	702	(619)
Other comprehensive income/(loss), net of tax	(2,740)	755	(4,068)	3,587

Net income attributable to noncontrolling interest	(544)	(1,770)	(1,008)	(2,246)

Comprehensive income attributable to National HealthCare Corporation	$10,897	$39,994	$85,745	$98,753

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2026	December 31, 2025
	unaudited
Assets
Current Assets:
Cash and cash equivalents	$66,795	$92,829
Restricted cash and cash equivalents, current portion	18,315	18,118
Marketable equity securities	154,530	162,972
Restricted marketable equity securities	19,153	17,197
Restricted marketable debt securities, current portion	17,814	18,062
Accounts receivable	129,748	139,002
Inventories	8,658	7,795
Prepaid expenses and other assets	4,817	5,845
Total current assets	419,830	461,820

Property and Equipment:
Property and equipment, at cost	1,962,802	1,308,891
Accumulated depreciation and amortization	(672,783)	(635,094)
Net property and equipment	1,290,019	673,797

Other Assets:
Restricted cash and cash equivalents, less current portion	1,211	1,240
Restricted marketable debt securities, less current portion	96,381	105,231
Deposits and other assets	8,778	7,478
Operating lease right-of-use assets	16,096	47,778
Goodwill	170,478	170,478
Intangible assets	20,364	19,864
Investments in unconsolidated companies	45,039	38,733
Total other assets	358,347	390,802
Total assets	$2,068,196	$1,526,419

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	unaudited
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade accounts payable	$22,432	$22,767
Operating lease liabilities, current portion	2,644	33,611
Accrued payroll	122,405	103,917
Amounts due to third party payors	15,563	13,739
Accrued risk reserves, current portion	36,129	36,180
Other current liabilities	50,507	25,977
Dividends payable	10,495	9,941
Long-term debt, current portion	23,750	7,500
Total current liabilities	283,925	253,632

Long-term debt	478,313	32,500
Operating lease liabilities, less current portion	13,662	13,461
Accrued risk reserves, less current portion	90,636	85,415
Refundable entrance fees	6,526	6,178
Deferred income taxes	41,166	42,687
Other noncurrent liabilities	22,750	18,031
Total liabilities	936,978	451,904

Equity:
Common stock, $.01 par value; 45,000,000 shares authorized; 15,664,304 and 15,536,427 shares, respectively, issued and outstanding	156	155
Capital in excess of par value	237,791	236,412
Retained earnings	891,820	832,984
Accumulated other comprehensive loss	(4,847)	(779)
Total National HealthCare Corporation stockholders’ equity	1,124,920	1,068,772
Noncontrolling interest	6,298	5,743
Total equity	1,131,218	1,074,515
Total liabilities and equity	$2,068,196	$1,526,419

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Cash Flows

(unaudited – in thousands)

	Nine Months Ended September 30
	2026	2025
Cash Flows From Operating Activities:
Net income	$90,821	$97,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,363	33,151
Equity in losses/(earnings) of unconsolidated investments	866	(512)
Distributions from unconsolidated investments	812	616
Unrealized (gains)/losses on marketable equity securities	7,610	(26,748)
Realized gains on sale of marketable securities	(1,023)	(872)
Gain on sale of property and equipment	-	(3,606)
Deferred income taxes	(819)	2,600
Stock–based compensation	5,285	3,499
Changes in operating assets and liabilities:
Accounts receivable	15,516	2,877
Inventories	(525)	1,195
Prepaid expenses and other assets	451	2,582
Operating lease obligations	916	524
Trade accounts payable	(2,064)	(2,926)
Accrued payroll	15,203	17,272
Amounts due to third party payors	1,824	(291)
Accrued risk reserves	5,170	10,416
Other current liabilities	22,828	30,250
Other noncurrent liabilities	4,719	832
Net cash provided by operating activities	204,953	168,271
Cash Flows From Investing Activities:
Purchases of property and equipment	(35,654)	(26,049)
Acquisition of skilled nursing facilities and other assets	(54,698)	-
Acquisition of real estate assets	(564,340)	-
Investments in unconsolidated companies	(7,983)	(3,123)
Purchases of marketable securities	(18,456)	(56,953)
Proceeds from sale of marketable securities	22,683	64,689
Collections of notes receivable	-	512
Net cash used in investing activities	(658,448)	(20,924)
Cash Flows From Financing Activities:
Borrowings under term loan and credit facility	530,000	-
Repayments under credit facility	(67,937)	(63,875)
Dividends paid to common stockholders	(30,423)	(28,773)
Issuance of common shares	20,766	9,415
Repurchase of common shares	(24,672)	(9,566)
Noncontrolling interest distributions	(453)	-
Entrance fee deposits	348	64
Net cash provided by/(used in) financing activities	427,629	(92,735)
Net Increase/(Decrease) in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	(25,866)	54,612
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, Beginning of Period	112,187	96,922
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents, End of Period	$86,321	$151,534

Balance Sheet Classifications:
Cash and cash equivalents	$66,795	$130,629
Restricted cash and cash equivalents	19,526	20,905
Total Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$86,321	$151,534

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Interim Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

(unaudited)

For the nine months ended September 30, 2026:

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2026	15,536,427	$155	$236,412	$832,984	$(779)	$5,743	$1,074,515
Net income	–	–	–	35,857	–	246	36,103
Distributions attributable to noncontrolling interest	–	–	–	–	–	(324)	(324)
Other comprehensive loss	–	–	–	–	(919)	–	(919)
Stock–based compensation	–	–	1,280	–	–	–	1,280
Shares sold – options exercised	168,497	1	12,268	–	–	–	12,269
Repurchase of common shares	(97,720)	–	(16,321)	–	–	–	(16,321)
Dividends declared to common stockholders ($0.64 per share)	–	–	–	(9,989)	–	–	(9,989)
Balance at March 31, 2026	15,607,204	$156	$233,639	$858,852	$(1,698)	$5,665	$1,096,614
Net income	–	–	–	40,319	–	218	40,537
Distributions attributable to noncontrolling interest	–	–	–	–	–	(129)	(129)
Other comprehensive loss	–	–	–	–	(409)	–	(409)
Stock–based compensation	–	–	1,986	–	–	–	1,986
Shares sold – options exercised	93,422	–	7,190	–	–	–	7,190
Repurchase of common shares	(39,231)	–	(7,240)	–	–	–	(7,240)
Dividends declared to common stockholders ($0.67 per share)	–	–	–	(10,493)	–	–	(10,493)
Balance at June 30, 2026	15,661,395	$156	$235,575	$888,678	$(2,107)	$5,754	$1,128,056
Net income	–	–	–	13,637	–	544	14,181
Other comprehensive loss	–	–	–	–	(2,740)	–	(2,740)
Stock–based compensation	–	–	2,019	–	–	–	2,019
Shares sold – options exercised	7,600	–	1,308	–	–	–	1,308
Repurchase of common shares	(4,691)	–	(1,111)	–	–	–	(1,111)
Dividends declared to common stockholders ($0.67 per share)	–	–	–	(10,495)	–	–	(10,495)
Balance at September 30, 2026	15,664,304	$156	$237,791	$891,820	$(4,847)	$6,298	$1,131,218

For the nine months ended September 30, 2025:

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders' Equity
Balance at January 1, 2025	15,450,003	$154	$232,530	$752,193	$(4,716)	$3,002	$983,163
Net income	–	–	–	32,205	–	85	32,290
Other comprehensive income	–	–	–	–	1,390	–	1,390
Stock–based compensation	–	–	1,027	–	–	–	1,027
Shares sold – options exercised	32,262	–	1,278	–	–	–	1,278
Repurchase of common shares	(17,409)	–	(1,722)	–	–	–	(1,722)
Dividends declared to common stockholders ($0.61 per share)	–	–	–	(9,444)	–	–	(9,444)
Balance at March 31, 2025	15,464,856	$154	$233,113	$774,954	$(3,326)	$3,087	$1,007,982
Net income	–	–	–	23,722	–	391	24,113
Other comprehensive income	–	–	–	–	1,442	–	1,442
Stock–based compensation	–	–	1,233	–	–	–	1,233
Shares sold – options exercised	77,689	–	5,184	–	–	–	5,184
Repurchase of common shares	(43,372)	–	(4,662)	–	–	–	(4,662)
Dividends declared to common stockholders ($0.64 per share)	–	–	–	(9,909)	–	–	(9,909)
Balance at June 30, 2025	15,499,173	$154	$234,868	$788,767	$(1,884)	$3,478	$1,025,383
Net income	–	–	–	39,239	–	1,770	41,009
Other comprehensive income	–	–	–	–	755	–	755
Stock–based compensation	–	–	1,239	–	–	–	1,239
Shares sold – options exercised	43,894	–	2,953	–	–	–	2,953
Repurchase of common shares	(27,957)	–	(3,182)	–	–	–	(3,182)
Dividends declared to common stockholders ($0.64 per share)	–	–	–	(9,930)	–	–	(9,930)
Balance at September 30, 2025	15,515,110	$154	$235,878	$818,076	$(1,129)	$5,248	$1,058,227

The accompanying notes to interim condensed consolidated financial statements are an integral part of these consolidated statements.

NATIONAL HEALTHCARE CORPORATION

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2026

(unaudited)

Note 1 – Description of Business

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of September 30, 2026, we operate or manage, through certain affiliates, 80 skilled nursing facilities with a total of 10,323 licensed beds, 26 assisted living facilities with 1,413 units, nine independent living facilities, three behavioral health hospitals, 34 homecare agencies, and 33 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 9 states and are located primarily in the southeastern United States.

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

During the second quarter of 2026, we recognized management fees of $18,325,000 previously earned for management services prior to 2025, but these management fees were not previously recognized as such revenues. These revenues did not previously meet the recognition criteria of ASC Topic 606, Revenue from Contracts with Customers, because the underlying consideration was constrained. Upon the acquisition of the five skilled nursing facilities from National Health Corporation on June 1, 2026, and as noted in Note 3 - Acquisitions, the revenue recognition criteria was met and the management fees were paid and recognized in the current period.

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

General and Administrative Costs

With the Company being a healthcare provider, the majority of our expenses are "cost of revenue" items. Costs that could be classified as "general and administrative" by the Company would include its corporate office costs, excluding stock-based compensation, which were $8,721,000 and $26,502,000 for the three and nine months ended September 30, 2026, respectively. General and administrative costs were $8,117,000 and $25,463,000 for the three and nine months ended September 30, 2025, respectively.

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

Investments in Unconsolidated Companies

We use the equity method to account for our investments in joint ventures in which we have the ability to exercise significant influence. Original investments in these entities are recorded at cost and subsequently adjusted by our share of equity in income or losses. As of September 30, 2026, the majority of our investments in unconsolidated companies relate to two multi-family developments in Franklin, Tennessee and Hermitage, Tennessee.

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

We also annually estimate the present value of the cost of future services and the use of facilities to be provided to the current CCRC residents and compare that amount with the balance of non-refundable deferred revenue from entrance fees received. If the present value of the cost of future services exceeds the related anticipated revenues, a liability is recorded with a corresponding charge to income. As of September 30, 2026 and December 31, 2025, we have recorded a future service obligation liability in the amount of $1,482,000. This obligation is reflected within other noncurrent liabilities in the interim condensed consolidated balance sheets.

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

Note 3 – Acquisitions

Five Skilled Nursing Facilities from National Health Corporation

On June 1, 2026, the Company purchased the land, buildings, and other specified assets and assumed certain liabilities of five skilled nursing facilities from National Health Corporation (“National”) for a purchase price of $50,500,000. National is considered an affiliate and related party, as well as provides payroll services to NHC. The operations have 639 licensed skilled nursing beds in the states of South Carolina and Tennessee. The acquisition represents both an expansion of NHC’s operations into these states and a strategic advancement of its growth in its existing operational footprint.

The Company utilized widely accepted income-based, market-based, and cost-based valuation approaches to perform the preliminary purchase price allocation.

The Company has performed a preliminary valuation analysis of the fair market value of the assets acquired and liabilities assumed from National. The final valuation of the assets acquired and liabilities assumed was not complete as of September 30, 2026, but will be finalized within the allowable measurement period. The following table summarizes the allocation of the preliminary purchase price as of the transaction’s closing date (in thousands):

Amount
Accounts receivable	$6,262
Inventory	338
Prepaid expenses and other assets	747
Property and equipment	51,091
Intangible assets	500
Total assets acquired	58,938

Trade accounts payable	1,729
Accrued payroll	3,285
Other current liabilities	1,726
Total liabilities assumed	6,740

Total estimated fair value of the acquisition	$52,198

The indefinite-lived intangible assets acquired include the skilled nursing certificates of need and licenses.

The operations added during the three and nine months ended September 30, 2026 were not material to the Company. Accordingly, pro-forma financial information is not presented. As of September 30, 2026, these additions have been included in the interim condensed consolidated balance sheet of the Company. The operating results have been included in the interim condensed consolidated statements of operations since the date the Company gained effective control, which was June 1, 2026.

For the three and nine months ended September 30, 2026, these five skilled nursing facilities contributed net operating revenues of $19,288,000 and $25,290,000, respectively. For the three and nine months ended September 30, 2026, these five skilled nursing facilities contributed income from operations of $2,658,000 and $3,268,000, respectively.

Thirty-Two Skilled Nursing Facilities and Three Independent Living Facilities from National Health Investors

On July 1, 2026, the Company purchased the land, facilities, and improvements of thirty-two skilled nursing facilities and three independent living facilities, previously leased by us as tenant, from National Health Investors (“NHI”) for a purchase price of $560,000,000. On the closing date of the transaction, the lease agreement with NHI was terminated. The Company operates all of the facilities, except four Florida skilled nursing facilities. The four Florida skilled nursing facilities are leased to a third-party operator.

The facilities are located in Alabama, Florida, Kentucky, Missouri, South Carolina, Tennessee, and Virginia. NHC operates multiple skilled nursing facilities, assisted living and independent living communities, as well as homecare and hospice operations within this geographic footprint. The acquisition complements NHC’s current asset portfolio within these regions.

The Company previously controlled the right to use these properties through lease agreements; therefore, the transaction was accounted for as a termination of the existing lease and the acquisition of the underlying real estate assets. At the closing date, the Company derecognized the associated “operating lease right-of-use assets” of $16,197,000 and the “operating lease liabilities” of $15,763,000. The net difference of $434,000 between the pre-existing lease balances was included in the initial cost basis of the acquired assets. Additionally, transactions costs of $3,906,000 were also capitalized and included in the initial cost basis of the acquired assets.

The following table summarizes the cost allocation based on the relative fair values of the assets at the acquisition date (in thousands):

Allocated Cost Basis
Land	$44,483
Buildings and improvements	519,857
Total assets acquired	$564,340

The fair value of the land was determined utilizing the sales comparison approach. The fair value of the buildings was determined utilizing the cost approach for each location, including replacement cost methods specific to skilled nursing asset classes. No goodwill or intangible assets were recognized in connection with this transaction.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Net patient revenues:
Inpatient services	$356,143	$331,349	$1,023,778	$981,838
Homecare and hospice	41,303	39,640	121,832	114,107
Total net patient revenues	$397,446	$370,989	$1,145,610	$1,095,945

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

Revenue by Payor

Certain groups of patients receive funds to pay the cost of their care from a common source. The following table sets forth sources of net patient revenues for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
Source	2026	2025	2026	2025
Medicare	29%	31%	30%	31%
Managed Care	13%	12%	13%	12%
Medicaid	30%	29%	30%	30%
Private Pay and Other	28%	28%	27%	27%
Total	100%	100%	100%	100%

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

State Supplemental Funding

The Company received supplemental Medicaid payments from various states. The funding generally incorporates specific use requirements primarily for direct patient care including labor related expenses or various patient care related expenses.  We recorded $0 and $1,838,000 in net patient revenues for these supplemental Medicaid payments for the three months ended September 30, 2026 and 2025, respectively. We have recorded $3,605,000 and $5,522,000 in net patient revenues for these supplemental Medicaid payments for the nine months ended September 30, 2026 and 2025, respectively.

Third Party Payors

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Noncompliance with such laws and regulations can be subject to regulatory actions including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are following all applicable laws and regulations.

Medicare and Medicaid program revenues, as well as certain Managed Care program revenues, are subject to audit and retroactive adjustment by government representatives or their agents. Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known, or as years are settled or are no longer subject to such audits, reviews, and investigations. We believe that any differences between the net revenues recorded, and final determination will not materially affect the consolidated financial statements. We have made provisions of approximately $15,563,000 and $13,739,000 as of September 30, 2026 and December 31, 2025, respectively, for various Medicare, Medicaid, and Managed Care claims reviews and current and prior year cost reports.

Note 5 – Other Revenues

Other revenues are outlined in the table below. Revenues from rental income include health care real estate properties owned by us and leased to third party operators. Revenues from management and accounting services include fees provided to manage and provide accounting services to other healthcare operators. Revenues from insurance services include premiums for workers’ compensation and professional liability insurance policies that our wholly owned insurance subsidiaries have written for certain healthcare operators to which we provide management or accounting services, as well as other miscellaneous health care related earnings (in thousands).

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Rental income	$6,393	$6,177	$19,284	$18,800
Management and accounting services fees	3,404	4,115	29,918	12,623
Insurance services and other	728	1,380	3,005	3,900
Total other revenues	$10,525	$11,672	$52,207	$35,323

Rental Income

The Company leases real estate assets consisting of skilled nursing facilities and assisted living facilities to third party operators.

Management Fees from National Health Corporation

Prior to the acquisition of the five skilled nursing facilities from National on June 1, 2026, we managed the five skilled nursing facilities. We recognized management fees and interest on management fees from these facilities of $0 and $1,377,000 for the three months ended September 30, 2026 and 2025, respectively. We recognized management fees and interest on management fees from these facilities of $2,395,000 and $4,161,000 for the nine months ended September 30, 2026 and 2025, respectively.

During the second quarter of 2026, we also recognized management fees of $18,325,000 previously earned for management services prior to 2025, but these management fees were not previously recognized as such revenues. These revenues did not previously meet the recognition criteria of ASC Topic 606, Revenue from Contracts with Customers, because the underlying consideration was constrained. Upon the acquisition of the five skilled nursing facilities from National Health Corporation on June 1, 2026, and as noted in Note 3 - Acquisitions, the revenue recognition criteria was met and the management fees were paid and recognized in the current period.

Note 6 – Non–Operating Income

Non–operating income is comprised of the following (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Dividends and net realized gains and losses on sales of securities	$2,665	$2,089	$6,292	$5,971
Interest income	1,715	2,676	6,140	7,388
Equity in earnings/(loss) of unconsolidated investments	(743)	(105)	(866)	512
Total non-operating income	$3,637	$4,660	$11,566	$13,871

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended September 30, 2026
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$356,143	$41,303	$-	$397,446
Other revenues	339	-	10,186	10,525
Net operating revenues	356,482	41,303	10,186	407,971

Costs and expenses:
Salaries, wages, and benefits	212,869	24,819	14,249	251,937
Other operating	88,492	7,313	3,656	99,461
Rent	415	641	309	1,365
Depreciation and amortization	12,898	138	1,540	14,576
Total costs and expenses	314,674	32,911	19,754	367,339

Income/(loss) from operations	41,808	8,392	(9,568)	40,632
Non-operating income	-	-	3,637	3,637
Interest expense	(6,991)	-	-	(6,991)
Unrealized losses on marketable equity securities	-	-	(17,599)	(17,599)

Income/(loss) before income taxes	$34,817	$8,392	$(23,530)	$19,679

	Three Months Ended September 30, 2025
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$331,349	$39,640	$-	$370,989
Other revenues	393	-	11,279	11,672
Net operating revenues	331,742	39,640	11,279	382,661

Costs and expenses:
Salaries, wages, and benefits	195,745	23,788	13,643	233,176
Other operating	86,745	6,664	3,195	96,604
Rent	8,823	601	1,921	11,345
Depreciation and amortization	10,219	141	798	11,158
Total costs and expenses	301,532	31,194	19,557	352,283

Income/(loss) from operations	30,210	8,446	(8,278)	30,378
Non-operating income	-	-	4,660	4,660
Interest expense	(1,456)	-	-	(1,456)
Unrealized gains on marketable equity securities	-	-	20,827	20,827

Income before income taxes	$28,754	$8,446	$17,209	$54,409

	Nine Months Ended September 30, 2026
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$1,023,778	$121,832	$-	$1,145,610
Other revenues	1,086	-	51,121	52,207
Net operating revenues	1,024,864	121,832	51,121	1,197,817

Costs and expenses:
Salaries, wages, and benefits	612,759	74,303	41,851	728,913
Other operating	252,473	21,099	11,601	285,173
Rent	18,436	1,892	4,220	24,548
Depreciation and amortization	33,575	399	3,389	37,363
Total costs and expenses	917,243	97,693	61,061	1,075,997

Income/(loss) from operations	107,621	24,139	(9,940)	121,820
Non-operating income	-	-	11,566	11,566
Interest expense	(7,273)	-	-	(7,273)
Unrealized losses on marketable equity securities	-	-	(7,610)	(7,610)

Income/(loss) before income taxes	$100,348	$24,139	$(5,984)	$118,503

	Nine Months Ended September 30, 2025
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$981,838	$114,107	$-	$1,095,945
Other revenues	1,197	-	34,126	35,323
Net operating revenues	983,035	114,107	34,126	1,131,268

Costs and expenses:
Salaries, wages, and benefits	578,824	69,375	39,641	687,840
Other operating	252,064	20,969	7,971	281,004
Rent	26,486	1,790	5,762	34,038
Depreciation and amortization	30,380	402	2,369	33,151
Total costs and expenses	887,754	92,536	55,743	1,036,033

Income/(loss) from operations	95,281	21,571	(21,617)	95,235
Non-operating income	-	-	13,871	13,871
Interest expense	(5,555)	-	-	(5,555)
Unrealized gains on marketable equity securities	-	-	26,748	26,748

Income before income taxes	$89,726	$21,571	$19,002	$130,299

Note 8 – Long-Term Leases

The following table summarizes the maturity of our operating lease liabilities as of September 30, 2026 (in thousands):

Operating Leases
2027	$3,642
2028	2,845
2029	2,407
2030	2,050
2031	1,707
Thereafter	9,303
Total minimum lease payments	21,954
Less: amounts representing interest	(5,648)
Present value of future minimum lease payments	16,306
Less: current portion	(2,644)
Noncurrent lease liabilities	$13,662

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

The following table summarizes the earnings and the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands, except for share and per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Basic:
Weighted average common shares outstanding	15,638,814	15,484,464	15,599,724	15,461,804
Net income attributable to National HealthCare Corporation	$13,637	$39,239	$89,813	$95,166
Earnings per common share, basic	$0.87	$2.53	$5.76	$6.15

Diluted:
Weighted average common shares outstanding	15,638,814	15,484,464	15,599,724	15,461,804
Effects of dilutive instruments	326,081	180,066	267,233	151,701
Weighted average common shares outstanding	15,964,895	15,664,530	15,866,957	15,613,505

Net income attributable to National HealthCare Corporation	$13,637	$39,239	$89,813	$95,166
Earnings per common share, diluted	$0.85	$2.50	$5.66	$6.10

For the three and nine months ended September 30, 2026, no stock options were excluded from the calculation of diluted weighted average shares of common stock outstanding because the inclusion of these securities would have an anti-dilutive impact. For the three and nine months ended September 30 2025, 6,450 stock options were excluded from the calculation of diluted weighted average shares of common stock outstanding because the inclusion of these securities would have an anti-dilutive effect.

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

Marketable securities consist of the following (in thousands):

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available for sale:
Marketable equity securities	$30,176	$154,530	$30,176	$162,972
Restricted investments available for sale:
Marketable equity securities	14,229	19,153	13,104	17,197
Corporate debt securities	60,124	58,064	58,458	58,898
Asset-based securities	16,399	15,283	16,886	16,236
U.S. Treasury securities	42,155	39,846	43,384	42,836
State and municipal securities	1,005	1,002	5,282	5,323
	$164,088	$287,878	$167,290	303,462

Included in the marketable equity securities are the following (in thousands, except share amounts):

	September 30, 2026			December 31, 2025
	Shares	Cost	Fair Value	Shares	Cost	Fair Value
NHI Common Stock	1,630,642	$24,734	$107,019	1,630,642	$24,734	$124,532

The amortized cost and estimated fair value of debt securities classified as available for sale, by contractual maturity, are as follows (in thousands):

	September 30, 2026		December 31, 2025
	Cost	Fair Value	Cost	Fair Value
Maturities:
Within 1 year	$14,459	$14,342	$14,309	$14,236
1 to 5 years	65,692	62,866	69,316	68,390
6 to 10 years	38,722	36,236	40,385	40,667
Over 10 years	810	751	–	–
	$119,683	$114,195	$124,010	$123,293

Gross unrealized gains related to marketable equity securities are $129,818,000 and $137,436,000 as of September 30, 2026 and December 31, 2025, respectively. Gross unrealized losses related to marketable equity securities are $540,000 and $547,000 as of September 30, 2026 and December 31, 2025, respectively. For the three months ended September 30, 2026 and 2025, the Company recognized net unrealized losses of $17,599,000 and net unrealized gains of $20,827,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations. For the nine months ended September 30, 2026 and 2025, the Company recognized net unrealized losses of $7,610,000 and net unrealized gains of $26,748,000, respectively, for the changes in fair market value of the marketable equity securities in the interim condensed consolidated statements of operations.

Gross unrealized gains related to available for sale marketable debt securities are $10,000 and $1,464,000 as of September 30, 2026 and December 31, 2025, respectively. Gross unrealized losses related to available for sale marketable debt securities are $5,498,000 and $2,181,000 as of September 30, 2026 and December 31, 2025, respectively.

The Company’s unrealized losses in our available for sale marketable debt securities were determined to be non-credit related. The Company has not recognized any credit related impairments for the nine months ended  September 30, 2026 and 2025.

For the marketable debt securities in gross unrealized loss positions, (a) it is more likely than not that the Company will not be required to sell the investment securities before recovery of the unrealized losses, and (b) the Company expects that the contractual principal and interest will be received on the investment securities.

Proceeds from the sale of available for sale marketable securities during the nine months ended September 30, 2026 and 2025 were $22,683,000 and $64,689,000, respectively. Investment gains of $1,023,000 and $872,000 were realized on these sales during the nine months ended September 30, 2026 and 2025, respectively.

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

The following table summarizes fair value measurements by level at September 30, 2026 and December 31, 2025 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
September 30, 2026	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$66,795	$66,795	$–	$–
Restricted cash and cash equivalents	19,526	19,526	–	–
Marketable equity securities	173,683	173,683	–	–
Corporate debt securities	58,064	42,980	15,084	–
Asset–backed securities	15,283	–	15,283	–
U.S. Treasury securities	39,846	39,846	–	–
State and municipal securities	1,002	–	1,002	–
Total financial assets	$374,199	$342,830	$31,369	$–

	Fair Value Measurements Using
December 31, 2025	Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$92,829	$92,829	$–	$–
Restricted cash and cash equivalents	19,358	19,358	–	–
Marketable equity securities	180,169	180,169	–	–
Corporate debt securities	58,898	45,948	12,950	–
Asset–backed securities	16,236	–	16,236	–
U.S. Treasury securities	42,836	42,836	–	–
State and municipal securities	5,323	877	4,446	–
Total financial assets	$415,649	$382,017	$33,632	$–

Note 12 – Goodwill and Other Intangible Assets

At September 30, 2026, we evaluated potential triggering events that might be indicators that our goodwill and indefinite lived intangibles were impaired. As a result of the review, there were no impairment indicators regarding the Company’s goodwill that required a quantitative test to be performed. However, our accounting estimates could materially change from period to period due to changing market factors. We will continue to monitor future events, changes in circumstances, and the potential impact thereof. If actual results are not consistent with our assumptions and estimates, we may be exposed to future goodwill impairment losses.

At September 30, 2026, the following table represents the activity related to our goodwill by segment (in thousands):

	Inpatient Services	Homecare and Hospice	All Other	Total
January 1, 2026	$5,924	$164,554	$–	$170,478
Additions	–	–	–	–
September 30, 2026	$5,924	$164,554	$–	$170,478

Indefinite-lived intangible assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Trade names	$15,896	$15,896
Certificates of need	2,256	1,756
Licenses	2,212	2,212
Total	$20,364	$19,864

Note 13 - Stock Repurchase Program

During the nine months ended September 30, 2026, the Company repurchased 141,642 shares of its common stock for a total cost of $24,672,000. During the nine months ended September 30, 2025, the Company repurchased 88,738 shares of its common stock for a total cost of $9,566,000. The shares were funded from cash on hand and were cancelled and returned to the status of authorized but unissued.

Note 14 – Stock–Based Compensation

NHC recognizes stock–based compensation expense for all stock options granted over the requisite service period using the fair value at the date of grant using the Black–Scholes pricing model. Stock–based compensation totaled $2,019,000 and $1,239,000 for the three months ended September 30, 2026 and 2025, respectively. Stock-based compensation totaled $5,285,000 and $3,499,000 for the nine months ended September 30, 2026 and 2025, respectively. Stock–based compensation is included in “Salaries, wages and benefits” in the interim condensed consolidated statements of operations.

At September 30, 2026, the Company had $11,615,000 of unrecognized compensation cost related to unvested stock–based compensation awards. This unrecognized compensation cost will be amortized over an approximate two-year period.

Stock Options

The following table summarizes the significant assumptions used to value the options granted for the nine months ended September 30, 2026 and for the year ended December 31, 2025.

	September 30, 2026	December 31, 2025
Risk–free interest rate	3.5%	4.1%
Expected volatility	29.0%	27.0%
Expected life, in years	2.9	2.9
Expected dividend yield	1.7%	2.8%

The following table summarizes our outstanding stock options for the nine months ended September 30, 2026 and for the year ended December 31, 2025.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at January 1, 2025	631,242	$74.73	$–
Options granted	306,148	91.42	–
Options exercised	(202,281)	70.17	–
Options cancelled	(87,134)	85.94	–
Options outstanding at December 31, 2025	647,975	82.53	–
Options granted	317,136	159.25	–
Options exercised	(254,657)	80.95	–
Options cancelled	(10,169)	112.65	–
Options outstanding at September 30, 2026	700,285	$117.42	$71,493,000

Options exercisable at September 30, 2026	191,793	$78.19	$27,103,322

Options Outstanding September 30, 2026	Exercise Prices			Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
393,899	$53.94	-	$96.03	$85.09	2.64
306,386	$130.41	-	$171.42	158.98	4.35
700,285				$117.42	3.39

Note 15 – Income Taxes

The Company's income tax provision as a percentage of our income before income taxes was 27.9% and 24.6% for the three months ended September 30, 2026 and 2025, respectively.

The Company's income tax provision as a percentage of our income before income taxes was 23.4% and 25.2% for the nine months ended September 30, 2026 and 2025, respectively.

Typically, these percentages vary from the U.S. federal statutory income tax rate of 21% primarily due to state income taxes, excess tax benefits from stock-based compensation, benefits resulting from the lapsing of statute of limitations of items in our tax contingency reserve, and non-deductible expenses.  For the nine months ended September 30, 2026 and 2025, the accrual of state income tax was the most significant reconciling item.

Our quarterly income tax provision, and our estimate of our annual effective income tax rate, is subject to variation due to several factors, including volatility based on the amount of pre-tax income or loss.

The Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2022 (with certain state exceptions).

Note 16 – Long-Term Debt

Long–term debt consists of the following (dollars in thousands):

	Interest rate at September 30, 2026 (Variable)	Maturity	September 30, 2026	December 31, 2025
Term loan facility	5.2%	2031	$469,063	$–
Credit facility	5.2%	2031	33,000	40,000
Total debt			502,063	40,000
Less current portion			(23,750)	(7,500)
Total long-term debt			$478,313	$32,500

On May 26, 2026, the Company entered into a credit agreement, consisting of a $475,000,000 senior unsecured term loan facility and a $75,000,000 senior unsecured revolving credit facility (“credit agreement”). The credit agreement became effective on July 1, 2026, in conjunction with the transaction with NHI. The term loan facility and credit facility will mature on the fifth anniversary of the date of initial funding to the Company under the credit agreement, or July 1, 2031. The term loan facility will amortize in quarterly installments of approximately $5,938,000, with the remaining balance due at maturity. Borrowings under the credit facility require interest only payments.

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

The aggregate maturities of long–term debt for the five years subsequent to September 30, 2026 are as follows (in thousands):

Long–Term Debt
2027	$23,750
2028	23,750
2029	23,750
2030	23,750
2031	407,063
Total	$502,063

Note 17 – Contingencies, Commitments and Other Matters

Accrued Risk Reserves

We have wholly–owned limited purpose insurance companies that insure risks related to workers’ compensation and general and professional liability insurance claims both for our owned and leased entities and certain of the entities to which we provide management or accounting services. The liability we have recognized for reported claims and estimates for incurred but unreported claims totals $126,765,000 and $121,595,000 at September 30, 2026 and December 31, 2025, respectively. The liability is included in accrued risk reserves in the interim condensed consolidated balance sheets and is subject to adjustment for actual claims incurred. It is possible that these claims plus unasserted claims could exceed our insurance coverages and our reserves, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

Overview

National HealthCare Corporation (“NHC” or the “Company”) is a leading provider of senior health care services. As of September 30, 2026, we operate or manage, through certain affiliates, 80 skilled nursing facilities with a total of 10,323 licensed beds, 26 assisted living facilities with 1,413 units, nine independent living facilities, three behavioral health hospitals, 34 homecare agencies, and 33 hospice agencies. We operate specialized care units within certain of our healthcare centers such as Alzheimer's disease care units and sub-acute nursing units. In addition, we provide insurance services, management and accounting services, and we lease properties to operators of skilled nursing and assisted living facilities. We operate in 9 states and are located primarily in the southeastern United States.

Summary of Goals and Areas of Focus

Occupancy

A primary area of management focus continues to be the rates of occupancy within our skilled nursing facilities. The overall census in owned and leased skilled nursing facilities for the three months ending September 30, 2026 was 90.4% compared to 90.0% for the same period a year ago.  For the nine months ended September 30, 2026, overall census in our owned and leased skilled nursing facilities was 90.1% compared to 89.6% for the same period a year ago.

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

The tables below summarize NHC's overall performance in these Five-Star ratings versus the skilled nursing industry as of September 30, 2026:

	NHC Ratings	Industry Ratings
Total number of skilled nursing facilities, end of period	80
Number of 4 and 5-star rated skilled nursing facilities	51
Percentage of 4 and 5-star rated skilled nursing facilities	64%	36%
Average rating for all skilled nursing facilities, end of period	3.8	2.9

Development and Growth

We are undertaking to expand our senior care operations while protecting our existing operations and markets. The following table lists our activities that are currently under development.

Type of Operation	Description	Size	Location	Expected Date Placed in Service
Assisted Living Facility	New Operation	79 units	Tullahoma, TN	Q2 2027

On June 1, 2026, the Company purchased the land, buildings, and other specified assets and assumed certain liabilities of five skilled nursing facilities from National for a purchase price of $50,500,000. The operations have 639 licensed skilled nursing beds in the states of South Carolina and Tennessee.

On July 1, 2026, the Company purchased the land, facilities, and improvements of thirty-two skilled nursing facilities and three independent living facilities, currently leased by us as tenant, from NHI for a purchase price of $560,000,000. On the closing date of the transaction, the lease agreement with NHI terminated. The Company currently operates all of the facilities, except four Florida skilled nursing facilities. The four Florida skilled nursing facilities are leased to a third-party operator.

We also have two multi-family developments that are either under construction or in the lease-up phase, both of which we are noncontrolling owners. These developments are located in Franklin, Tennessee and Hermitage, Tennessee with 332 units and 315 units, respectively. Our capital contributions in these developments are included in the line item "Investments in unconsolidated companies" in our interim condensed consolidated balance sheets.

Accrued Risk Reserves

Our accrued professional liability and workers’ compensation reserves totaled $126,765,000 at September 30, 2026 and are a primary area of management focus. We have set aside restricted cash and cash equivalents and marketable securities to fund our estimated professional liability and workers’ compensation liabilities.

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

In July 2026, CMS released its final rule outlining fiscal year 2027 Medicare payment rates and policy changes for skilled nursing facilities, which began on October 1, 2026. The fiscal year 2027 proposal equates to a net 2.4% increase in Medicare Part A payments to SNFs in fiscal year 2027 compared to 2026 levels. The rule includes a market basket increase of 3.3% minus a 0.9% productivity adjustment. CMS also finalized its proposals related to the SNF Quality Reporting Program, including the removal of two measures related to COVID-19 vaccination, a shortened data reporting timeline, and the requirement to submit assessment data for all patients regardless of payer.

For the first nine months of 2026, our average Medicare per diem rate for skilled nursing facilities increased 2.3% as compared to the same period in 2025.

Medicaid – Skilled Nursing Facilities

Effective July 1, 2026 and for the fiscal year 2027, the state of Tennessee implemented specific individual nursing facility increases. We estimate the resulting increase in revenue for the 2027 fiscal year will be approximately $2,000,000 annually, or $500,000 per quarter.

Effective October 1, 2026 and for the fiscal year 2027, the state of South Carolina implemented specific individual nursing facility increases. We estimate the resulting increase in revenue for the 2027 fiscal year will be approximately $7,000,000 annually, or $1,750,000 per quarter.

For the first nine months of 2026, our average Medicaid per diem increased 2.4% compared to the same period in 2025.

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

The following table sets forth the Company’s unaudited interim condensed consolidated statements of operations by business segment (in thousands):

	Three Months Ended September 30, 2026
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$356,143	$41,303	$-	$397,446
Other revenues	339	-	10,186	10,525
Net operating revenues	356,482	41,303	10,186	407,971

Costs and expenses:
Salaries, wages, and benefits	212,869	24,819	14,249	251,937
Other operating	88,492	7,313	3,656	99,461
Rent	415	641	309	1,365
Depreciation and amortization	12,898	138	1,540	14,576
Total costs and expenses	314,674	32,911	19,754	367,339

Income/(loss) from operations	41,808	8,392	(9,568)	40,632
Non-operating income	-	-	3,637	3,637
Interest expense	(6,991)	-	-	(6,991)
Unrealized losses on marketable equity securities	-	-	(17,599)	(17,599)

Income/(loss) before income taxes	$34,817	$8,392	$(23,530)	$19,679

	Three Months Ended September 30, 2025
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$331,349	$39,640	$-	$370,989
Other revenues	393	-	11,279	11,672
Net operating revenues	331,742	39,640	11,279	382,661

Costs and expenses:
Salaries, wages, and benefits	195,745	23,788	13,643	233,176
Other operating	86,745	6,664	3,195	96,604
Rent	8,823	601	1,921	11,345
Depreciation and amortization	10,219	141	798	11,158
Total costs and expenses	301,532	31,194	19,557	352,283

Income/(loss) from operations	30,210	8,446	(8,278)	30,378
Non-operating income	-	-	4,660	4,660
Interest expense	(1,456)	-	-	(1,456)
Unrealized gains on marketable equity securities	-	-	20,827	20,827

Income before income taxes	$28,754	$8,446	$17,209	$54,409

	Nine Months Ended September 30, 2026
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$1,023,778	$121,832	$-	$1,145,610
Other revenues	1,086	-	51,121	52,207
Net operating revenues	1,024,864	121,832	51,121	1,197,817

Costs and expenses:
Salaries, wages, and benefits	612,759	74,303	41,851	728,913
Other operating	252,473	21,099	11,601	285,173
Rent	18,436	1,892	4,220	24,548
Depreciation and amortization	33,575	399	3,389	37,363
Total costs and expenses	917,243	97,693	61,061	1,075,997

Income/(loss) from operations	107,621	24,139	(9,940)	121,820
Non-operating income	-	-	11,566	11,566
Interest expense	(7,273)	-	-	(7,273)
Unrealized losses on marketable equity securities	-	-	(7,610)	(7,610)

Income/(loss) before income taxes	$100,348	$24,139	$(5,984)	$118,503

	Nine Months Ended September 30, 2025
	Inpatient Services	Homecare and Hospice	All Other	Total
Revenues:
Net patient revenues	$981,838	$114,107	$-	$1,095,945
Other revenues	1,197	-	34,126	35,323
Net operating revenues	983,035	114,107	34,126	1,131,268

Costs and expenses:
Salaries, wages, and benefits	578,824	69,375	39,641	687,840
Other operating	252,064	20,969	7,971	281,004
Rent	26,486	1,790	5,762	34,038
Depreciation and amortization	30,380	402	2,369	33,151
Total costs and expenses	887,754	92,536	55,743	1,036,033

Income/(loss) from operations	95,281	21,571	(21,617)	95,235
Non-operating income	-	-	13,871	13,871
Interest expense	(5,555)	-	-	(5,555)
Unrealized gains on marketable equity securities	-	-	26,748	26,748

Income before income taxes	$89,726	$21,571	$19,002	$130,299

Results of Operations

The following table and discussion set forth items from the interim condensed consolidated statements of operations as a percentage of net operating revenues for the three and nine months ended September 30, 2026 and 2025.

Percentage of Net Operating Revenues

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Salaries, wages, and benefits	61.8	60.9	60.9	60.8
Other operating	24.5	25.2	23.8	24.8
Facility rent	0.3	3.0	2.0	3.0
Depreciation and amortization	3.5	3.0	3.1	2.9
Total costs and expenses	90.1	92.1	89.8	91.5
Income from operations	9.9	7.9	10.2	8.5
Non–operating income	0.9	1.2	1.0	1.2
Interest expense	(1.7)	(0.4)	(0.7)	(0.5)
Unrealized gains/(losses) on marketable equity securities	(4.3)	5.5	(0.6)	2.4
Income before income taxes	4.8	14.2	9.9	11.6
Income tax provision	(1.3)	(3.5)	(2.3)	(3.0)
Net income	3.5	10.7	7.6	8.6
Net income attributable to noncontrolling interest	(0.1)	(0.4)	(0.1)	(0.2)
Net income attributable to stockholders of NHC	3.4	10.3	7.5	8.4

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Results for the quarter ended September 30, 2026 compared to the third quarter of 2025 include an 6.6% increase in net operating revenues. For the quarter ended September 30, 2026, GAAP net income attributable to NHC was $13,637,000 compared to net income of $39,239,000 for the same period in 2025. Excluding the unrealized gains and losses in our marketable equity securities portfolio and other non-GAAP adjustments, adjusted net income for the quarter ended September 30, 2026 was $28,154,000 compared to $24,744,000 for the same period in 2025, an increase of 13.8%.

The increase in adjusted net income for the quarter ended September 30, 2026 was primarily driven by the June 1, 2026 acquisition of the five skilled nursing facilities and the July 1, 2026 acquisition of the real estate of thirty-two skilled nursing facilities and three independent living facilities from NHI.

Net operating revenues

Net patient revenues increased $26,457,000, or 7.1%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the quarter averaged 90.4%, compared to an average of 90.0% for the same quarter a year ago. Overall, the composite skilled nursing facility per diem increased 5.0% compared to the same quarter a year ago. Our Medicare and Managed Care per diem rates increased 1.7% and 20.1%, respectively, compared to the same quarter a year ago. Medicaid and private pay per diem rates increased 2.3% and 5.5%, respectively, compared to the same quarter a year ago. For the three months ended September 30, 2026 and 2025, respectively, $0 and $1,838,000 have been included in our net patient revenues for supplemental Medicaid payments from the state of Tennessee.

The operations of the five skilled nursing facilities that we acquired from National attributed to an increase of $19,278,000 in net patient revenues for the quarter ended September 30, 2026 compared to the same period in 2025.

Other revenues decreased $1,147,000, or 9.8%, compared to the same quarter last year, as further detailed in Note 5 to our interim condensed consolidated financial statements.

Total costs and expenses

Total costs and expenses for the three months ended September 30, 2026 compared to the same period of 2025 increased $15,056,000, or 4.3% to $367,339,000 from $352,283,000.

Salaries, wages, and benefits increased $18,761,000, or 8.0%, to $251,937,000 from $233,176,000. Salaries, wages, and benefits as a percentage of net operating revenues was 61.8% compared to 60.9% for the three months ended September 30, 2026 and 2025, respectively.

The operations of the five skilled nursing facilities that we acquired from National attributed to an increase of $10,901,000 in salaries, wages, and benefits for the quarter ended September 30, 2026 compared to the same period in 2025.

Other operating expenses increased $2,857,000, or 3.0%, to $99,461,000 for the 2026 period compared to $96,604,000 for the 2025 period. Other operating expenses as a percentage of net operating revenues was 24.4% and 25.2% for the three months ended September 30, 2026 and 2025, respectively. The operations of the five skilled nursing facilities that we acquired from National attributed to an increase of $5,193,000 for the quarter ended September 30, 2026 compared to the same period in 2025.

Facility rent expense decreased $9,980,000 for the third quarter of 2026 compared to the prior year period.  The rent decrease is due from the July 1, 2026 acquisition of the thirty-five real estate assets from NHI.  Upon the July 1, 2026 acquisition, our lease agreement with NHI was terminated.  The July 1, 2026 acquisition of the thirty-five real estate assets was also the primary driver of depreciation expense increasing for the third quarter of 2026 compared to the prior year period.

Other income

Non–operating income decreased by $1,023,000 compared to the same period last year, as further detailed in Note 6 to our interim condensed consolidated financial statements. The primary driver of the decrease in non-operating income are losses at the multi-family development in Franklin, Tennessee.  The multi-family development is opening the apartment buildings in phases and we are currently in the lease-up phase.  We have incurred losses of $743,000 during the third quarter of 2026 related to this development.

Income taxes

The income tax provision for the three months ended September 30, 2026 is $5,498,000 (an effective income tax rate of 27.9%).

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

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Results for the nine months ended September 30, 2026 compared to the same period of 2025 include a 5.9% increase in net operating revenues. For the nine months ended September 30, 2026, GAAP net income attributable to NHC was $89,813,000 compared to net income of $95,166,000 for the same period in 2025. Excluding the unrealized gains and losses in our marketable equity securities portfolio and other non-GAAP adjustments, adjusted net income for the nine months ended September 30, 2026 was $85,795,000 compared to $75,293,000 for the same period in 2025, an increase of 13.9%.

The increase in adjusted net income for the nine months ended September 30, 2026 was driven by our same-facility operations continuing to perform well, along with the June 1, 2026 acquisition of the five skilled nursing facilities and the July 1, 2026 acquisition of the real estate of thirty-two skilled nursing facilities and three independent living facilities from NHI.

Net operating revenues

Net patient revenues increased $49,665,000, or 4.5%, compared to the same period last year.

The total census at owned and leased skilled nursing facilities for the nine months ended September 30, 2026 averaged 90.1%, compared to an average of 89.6% for the same period a year ago. Overall, the composite skilled nursing facility per diem increased 3.2% compared to the same period a year ago. Our Medicare per diem rates increased 2.3% and managed care per diem rates increased 8.1% compared to the same period a year ago. Medicaid and private pay per diem rates increased 2.4% and 4.1%, respectively, compared to the same period a year ago. For the nine months ended September 30, 2026 and 2025, $3,605,000 and $5,522,000, respectively, have been included in our net patient revenues for supplemental Medicaid payments.

The operations of the five skilled nursing facilities that we acquired from National attributed to an increase of $25,277,000 in net patient revenues for the nine months ended September 30, 2026 compared to the same period in 2025.

Other revenues increased $16,884,000, or 47.8%, compared to the same period last year, as further detailed in Note 5 to our interim condensed consolidated financial statements. During the second quarter of 2026, we recognized management fees of $18,325,000 previously earned for management services prior to 2025, but these management fees were not previously recognized as such revenues. These revenues did not previously meet the recognition criteria of ASC Topic 606, Revenue from Contracts with Customers, because the underlying consideration was constrained. Upon the acquisition of the five skilled nursing facilities from National on June 1, 2026, the revenue recognition criteria was met and the management fees were paid and recognized in the current period.

Total costs and expenses

Total costs and expenses for the nine months ended September 30, 2026 compared to the same period of 2025 increased $39,964,000, or 3.9% to $1,075,997,000 from $1,036,033,000.

Salaries, wages, and benefits increased $41,073,000, or 6.0%, to $728,913,000 from $687,840,000. Salaries, wages, and benefits as a percentage of net operating revenues was 60.9% compared to 60.8% for the nine months ended September 30, 2026 and 2025, respectively. The operations of the five skilled nursing facilities that we acquired from National attributed to an increase of $14,632,000 in salaries, wages, and benefits for the nine months ended September 30, 2026 compared to the same period in 2025.

Other operating expenses increased $4,169,000, or 1.5%, to $285,173,000 for the 2026 period compared to $281,004,000 for the 2025 period. Other operating expenses as a percentage of net operating revenues was 23.8% and 24.8% for the nine months ended September 30, 2026 and 2025, respectively. The operations of the five skilled nursing facilities that we acquired from National attributed to an increase of $6,681,000 for the nine months ended September 30, 2026 compared to the same period in 2025.

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

Facility rent expense decreased $9,490,000 for the nine months ended September 30, 2026 compared to the prior year period.  The rent decrease is due from the July 1, 2026 acquisition of the thirty-five real estate assets from NHI.  Upon the July 1, 2026 acquisition, our lease agreement with NHI was terminated.  The July 1, 2026 acquisition of the thirty-five real estate assets was also the primary driver of depreciation expense increasing in 2026 compared to the prior year period.

Other income

Non–operating income decreased by $2,305,000 compared to the same period last year, as further detailed in Note 6 to our interim condensed consolidated financial statements. The primary driver of the decrease in non-operating income are losses at the multi-family development in Franklin, Tennessee.  The multi-family development is opening the apartment buildings in phases and we are currently in the lease-up phase.  For the nine months ending September 30, 2026, we have incurred losses of $1,678,000 related to this development.

Income taxes

The income tax provision for the nine months ended September 30, 2026 is $27,682,000 (an effective income tax rate of 23.4%).

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

The tables below provide reconciliations of GAAP to non-GAAP items (dollars in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025

Net income attributable to National Healthcare Corporation	$13,637	$39,239	$89,813	$95,166
Non-GAAP adjustments:
Unrealized (gains)/losses on marketable equity securities	17,599	(20,827)	7,610	(26,748)
Share-based compensation expense	2,019	1,239	5,285	3,499
National management fee revenue from prior periods	-	-	(18,325)	-
Gain on sale of property and equipment	-	-	-	(3,606)
Income tax expense/(benefit) on non-GAAP adjustments	(5,101)	5,093	1,412	6,982
Non-GAAP Net income	$28,154	$24,744	$85,795	$75,293

GAAP diluted earnings per share	$0.85	$2.50	$5.66	$6.10
Non-GAAP adjustments:
Unrealized (gains)/losses on marketable equity securities	1.10	(1.33)	0.48	(1.71)
Share-based compensation expense	0.13	0.08	0.33	0.22
National management fee revenue from prior periods	-	-	(1.15)	-
Gain on sale of property and equipment	-	-	-	(0.23)
Income tax expense/(benefit) on non-GAAP adjustments	(0.32)	0.33	0.09	0.45
Non-GAAP diluted earnings per share	$1.76	$1.58	$5.41	$4.83

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

The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Nine Months Ended September 30		Nine Month Change
	2026	2025	$	%
Cash, cash equivalents, restricted cash, and restricted cash equivalents, at beginning of period	$112,187	$96,922	$15,265	15.7%

Cash provided by operating activities	204,953	168,271	36,682	21.8

Cash used in investing activities	(658,448)	(20,924)	(637,524)	(3,046.9)

Cash provided by/(used in) financing activities	427,629	(92,735)	520,364	561.1

Cash, cash equivalents, restricted cash, and restricted cash equivalents, at end of period	$86,321	$151,534	$(65,213)	(43.0)%

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2026 was $204,953,000 as compared to $168,271,000 in the same period last year. Cash provided by operating activities consisted of net income of $90,821,000 and adjustments for non–cash items of $50,305,000. There was cash provided by working capital in the amount of $64,038,000 and $62,731,000 for the nine months ended September 30, 2026 and 2025, respectively.

Included in the adjustments for non-cash items are depreciation expense, equity in earnings of unconsolidated investments, unrealized gains on our marketable equity securities, gain on sale of property and equipment, deferred taxes, and stock compensation.

Investing Activities

Net cash used in investing activities totaled $658,448,000 for the nine months ended September 30, 2026, compared to $20,924,000 for the nine months ended September 30, 2025. During 2026, the Company acquired five skilled nursing centers from National for $52,198,000, acquired thirty-two skilled nursing facilities and three independent living facilities from NHI for $564,340,000, and also purchased land in Mount Juliet, Tennessee for $2,500,000.

Cash used for property and equipment additions was $35,654,000 and $26,049,000 for the nine months ended September 30, 2026, and 2025, respectively. The increase in property additions in 2026 was primarily due to the continued development and construction of an assisted living and memory care facility in Tullahoma, Tennessee. For the nine months ended September 30, 2026, we contributed capital of $6,983,000 for one of the joint venture, multi-family developments that is under construction in Nashville, Tennessee compared to $3,123,000 for the same period in the prior year. Proceeds from the sale of marketable securities, net of purchases, resulted in cash provided by investing activities of $4,227,000 and $7,736,000 for the nine months ended September 30, 2026 and 2025, respectively.

Financing Activities

Net cash provided by financing activities totaled $427,629,000 for the nine months ended September 30, 2026 compared to net cash used in financing activities of $92,735,000 for the nine months ended September 30, 2025. The funding for the NHI acquisition was provided by the Company’s cash on hand and borrowings of $530,000,000. During 2026, cash of $67,937,000 was used to pay down the outstanding principal balance of the long-term debt compared to $63,875,000 for the same period in the prior year. Cash used for dividend payments to common stockholders totaled $30,423,000 and $28,773,000 for the nine months ended September 30, 2026 and 2025, respectively. Proceeds from the issuance of common stock totaled $20,766,000 and $9,415,000 for the nine months ended September 30, 2026 and 2025, respectively. We repurchased common shares outstanding in the amount of $24,672,000 and $9,566,000 for the nine months ended September 30, 2026 and 2025, respectively.  The repurchased common shares were all from employee stock option exercises and were not from repurchases on the open market.

Short–term liquidity

We expect to meet our short-term liquidity requirements primarily from our cash flows from operating activities. In addition to cash flows from operations, we have current cash on hand of $66,795,000 and unrestricted marketable equity securities of $154,530,000. We also have unencumbered real estate and the borrowing capacity on our available line of credit. We believe these various resources are adequate to meet our contractual obligations and growth and development plans in the next twelve months.

Long–term liquidity

We expect to meet our long-term liquidity requirements primarily from our cash flows from operating activities, our current cash on hand of $66,795,000, our unrestricted marketable equity securities of $154,530,000, and our borrowing capacity on our available line of credit. We also have substantial value in our unencumbered real estate assets, which could potentially be used as collateral in future borrowing opportunities.

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

Interest Rate Risk

The fair values of our fixed–income investments fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases, respectively, in the fair values of those instruments. Additionally, the fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, the liquidity of the instrument and other general market conditions. At September 30, 2026, we have available for sale marketable debt securities in the amount of $114,195,000. The fixed maturity portfolio is comprised of investments with primarily short–term and intermediate–term maturities. The fixed maturity portfolio allows our insurance company subsidiaries to achieve an adequate risk–adjusted return while maintaining sufficient liquidity to meet obligations.

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months when purchased. As a result of the short–term nature of our cash instruments, a hypothetical 1% change in interest rates would have minimal impact on our future earnings and cash flows related to these instruments.

Our credit facility and term loan facility expose us to variability in interest payments due to changes in Secured Overnight Financing Rate ("SOFR") interest rates.  We manage our exposure to this interest rate risk by monitoring available financing alternatives.

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

Equity Price and Concentration Risk

Our marketable equity securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. At September 30, 2026, the fair value of our marketable equity securities is approximately $173,683,000. Of the $173.7 million equity securities portfolio, our investment in NHI comprises approximately $107.0 million, or 61.6%, of the total fair value. We manage our exposure to NHI by closely monitoring the financial condition, performance, and outlook of the company. Hypothetically, a 10% change in quoted market prices would result in a related increase or decrease in the fair value of our equity investments of approximately $17.4 million. At September 30, 2026, our equity securities had net unrealized gains of $129.3 million. Of the $129.3 million of net unrealized gains, $82.3 million is related to our investment in NHI.

Item 4.	Controls and Procedures.

As of September 30, 2026, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

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

During the nine months ended September 30, 2026, there were no material changes to the risk factors that were disclosed in Item 1A of National HealthCare Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

10.1

Purchase and Sale Agreement dated May 14, 2026 between NHC/OP, L.P., a wholly owned subsidiary of NHC, and National Health Corporation (Incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed on August 6, 2026).

10.2

Purchase and Sale Agreement dated April 21, 2026 between NHC/OP, L.P., a wholly owned subsidiary of NHC, and National Health Investors, Inc. (Incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed on August 6, 2026).

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

NATIONAL HEALTHCARE CORPORATION
(Registrant)

Date: November 5, 2026	/s/ Stephen F. Flatt
Stephen F. Flatt
Chief Executive Officer

Date: November 5, 2026	/s/ Brian F. Kidd
Brian F. Kidd
Senior Vice President and Chief Financial Officer